Form 10-K
period 1998-12-31
FUNDTECH LTD
filed 1999-03-31
CIK 1054836

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29634
                                 FUNDTECH LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    ISRAEL                                     NOT APPLICABLE
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

BEIT HABONIM, 2 HABONIM STREET, RAMAT GAN, ISRAEL                     52462
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                               011-972-3-575-2750
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Ordinary Shares,
                               NIS 0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common equity held by non-affiliates was $189,627,027 as at March 25, 1999. The number of Ordinary Shares outstanding at March 25, 1999 was 10,897,968.
                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        NO.
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
PART II
Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   21
          Consolidated Financial Statements...........................   21
          Notes to Consolidated Financial Statements..................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   42
PART III
Item 10.  Directors and Executive Officers of the Registrants.........   42
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   51
Item 13.  Certain Relationships and Related Transactions..............   53
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   53
Signatures............................................................   55

                                     PART I

ITEM 1.  BUSINESS

     Fundtech is a leading provider of software which enables businesses and their banks to process payments, transfer funds and manage cash positions electronically. Our client/server software products automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently and in real-time. Fundtech's suite of products and related services are designed to integrate all elements of the electronic payments cycle, including electronic funds transfer, cash management and treasury management.

INDUSTRY BACKGROUND

     The increasing integration of global economies has led to a dramatic increase in the number of financial transactions consummated each day through electronic payments and funds transfers. National and multinational financial institutions and businesses must facilitate this ever-increasing volume of electronic payments and funds transfers. The transfer and settlement of funds has traditionally been error-prone, inefficient and costly due to a significant manual back-office component on both sides of the transfer. In addition, the integration of global economies has increased both the complexity and the importance of managing the flow of a corporation's funds on a daily basis. Businesses are demanding from their financial institutions cash management solutions that permit real-time management of funds across multiple accounts, currencies and international borders. To service the emerging needs of their business clients, financial institutions are seeking a more cost-efficient method of offering funds transfer and cash management services and are increasingly migrating to electronic intranet and client/server based platforms.

     Electronic payments enable businesses to transfer funds in a rapid and secure manner, and permit the financial institutions which implement such transfers to do so accurately, rapidly and cost-effectively. Electronic payments and funds transfers are made through: (1) a financial institution at which the transferring party has an account; (2) a financial institution at which the receiving party has an account; and (3) a clearing bank at which the financial institutions of both parties have their own accounts. Linking all these parties is a network comprised of financial institutions which serve as intermediaries, receiving payment instructions and transmitting them to the next appropriate institution along the payment route. In the United States, the primary funds transfer network is the FedWire, which connects more than 10,000 financial institutions. Internationally, the primary funds transfer network is SWIFT, which connects approximately 6,000 financial institutions and related enterprises in more than 178 countries. In contrast to the FedWire, SWIFT is a message-carrying network that carries only payment instructions. Such instructions are processed throughout the day, but require interbank settlement of funds that typically takes place at the end of the day (a "net settlement basis").

     Electronic banking provides a link between banks and their business clients, enabling such clients to manage their cash, debt and other accounts in a real-time comprehensive and secure manner, and permit the financial institutions with which such businesses have accounts to implement, record and report the financial transactions conducted by such businesses rapidly and cost-effectively. Some of the features that comprise an electronic banking solution include: (1) facilitating the transfer of cash within an organization;
(2) enabling control of cash movement through interfacing with financial institutions; and (3) providing the capability to report on the status of all types of accounts, including lines of credit, and on the availability of funds.

PRODUCTS AND SERVICES

     Fundtech's products and related services are designed to integrate all elements of the electronic payments cycle, including: (1) electronic funds transfer; (2) cash management; and (3) treasury management. Fundtech believes that its products are among the most technologically advanced and cost-effective solutions in the electronic payments and banking industry. Fundtech's products facilitate all aspects of the electronic payments and banking cycle including payment initiation, electronic balance reporting, account reconciliation, real-time account balance verification, and other sophisticated auditing and reporting functionality. Fundtech's products offer exceptional graphical user interfaces, enabling its customers to easily receive accurate and focused information concerning the status of electronic payment transactions and other cash management data.

         PRODUCT NAME                           DESCRIPTION                    RELEASE DATE
         ------------                           -----------                    ------------
ELECTRONIC FUNDS TRANSFERS SOLUTIONS
FEDplu$........................  Supports payment processing, risk           May 1995
                                 management and regulatory compliance for
                                 U.S. FedWire payments

PAY$tar........................  Supports payment processing, risk           January 1997
                                 management and regulatory compliance for
                                 international multi-currency payments

PAYplus RTGS...................  Supports payment processing, risk           December 1997
                                 management and regulatory compliance for
                                 payments systems of countries other than
                                 the U.S.
CASH MANAGEMENT SOLUTIONS
Access Banking.................  Access Banking allows financial             March 1995
                                 institutions to deliver a complete set of
                                 cash management services to their clients
                                 through a full range of delivery channels,
                                 including the Internet.

InfoVue........................  Windows-based cash management software      October 1995
                                 suite for interfacing with Access Banking

webAccess......................  HTML browser-based cash management          September 1998
                                 interface to Access Banking server at the
                                 bank

Access.pro.....................  Internet-based cash management across       Under development
                                 global accounts in multiple currencies.
TREASURY MANAGEMENT SOLUTIONS
RECON$tar......................  Automated reconciliation of payments and    February 1996
                                 other electronic transactions

Global CASHstar................  Multicurrency treasury management system    Under development
                                 for large financial institutions and large
                                 business enterprises
SERVICES
WireUP.........................  Contingency recovery for Fundtech's         December 1997
                                 clients

Treasury Service...............  Global Internet/intranet for Cash           Under development
                                 Management

ELECTRONIC FUNDS TRANSFER SOLUTIONS

  FEDplu$

     Fundtech's FEDplu$ product is a client/server funds transfer solution used to connect a financial institution's wire room to the Federal Reserve's FedWire system. FEDplu$ enhances and improves productivity and customer service for financial service institutions in what has long been an area of manually intensive back-office operations. FEDplu$, which can interface with many different bank accounting packages while automating the wire transfer process, made an immediate impact on the targeted market of midsized financial institutions.

     FEDplu$ interconnects with branches and customers using LAN/WAN architecture and relational databases. FEDplu$ provides financial institutions with complete funds transfer capacity at substantially lower cost than other technologies. At the same time, FEDplu$ both reduces payments risk (through real-time updates of account balances by means of an on-line interface with the host computer) and improves customer service (through its comprehensive database containing all the information about a transfer -- from its creation to accounting and memo posting).

  PAY$tar

     Fundtech's PAY$tar product is a fully integrated domestic and international multi-currency payments solution that enables the handling of transactions and the processing of various network message systems such as SWIFT, local clearing and settlement networks, internal bank accounting systems, and remote customer/branch workstations.

     PAY$tar supports high-value payments with initiation from customers and branches via LAN/WAN, telephone or fax. Based on Windows NT client/server technology, PAY$tar provides comprehensive funds transfer automation, regulatory compliance and management of non-payment, fraud, credit and foreign exchange risks. In addition, PAY$tar reduces payment risk for the financial institution initiating the transfer through on-line verification of customer balances. PAY$tar enhances customer service by providing immediate confirmation and advising of payments; a comprehensive electronic audit trail on each payment from its creation through account posting; and on-line access to a database for historical research and investigations. PAY$tar supports multi-banking, anticipated-funds monitoring, Nostro account management, and regulatory reporting.

  PAYplus RTGS

     Fundtech's PAYplus RTGS solution is a client/server funds transfer software product that is used to connect the wire room of financial institutions outside the United States with the applicable real-time gross settlement system. PAYplus RTGS enhances the functionality of SWIFT's Computer-Based Terminal ("CBT") by providing full payment processing based on SWIFT's CBT message formats. PAYplus RTGS enables: (1) management of a financial institution's cash reserves at a central bank; (2) forecasting of end-of-day funds availability; (3) reconciliation of transactions performed by customers of the financial institution directly with the central bank; and (4) management of non-payment, fraud, foreign exchange and credit risks.

  Other Products

     Fundtech also has add-on products that supplement its electronic funds transfer solutions by automatic processing of faxed wire transfer requests, storage and the retrieval of transactions by wire and phone.

CASH MANAGEMENT SOLUTIONS

  Access Banking

     Fundtech's Access Banking solution is a UNIX-based client/server product that enables banks and other financial institutions to provide cash management services to their corporate clients. Through Access Banking, clients can obtain balance history and intra-day reporting, manage check payments, originate ACH transactions and initiate wire transfer payments. Access Banking consists of a server located in the back office of a bank and a remote access module located at the premises of the bank's corporate client. Clients can interact with the bank's Access Banking server remotely via touch-tone telephone with voice response, teletype terminal emulation, or facsimile transmission. Internet-based access methods are under development.

  InfoVue

     Fundtech's InfoVue product is a Windows-based cash management software suite for interfacing with Access Banking. The InfoVue suite includes balance reporting of current and previous-day balances, ACH origination, wire initiation, book transfers and check management. New modules developed within the past twelve months include:

     - InfoVue Loans -- reports previous-day loan balances, payments due and interest rate information; facilitates the initiation of loan payments and advances; allows management of the entire line of credit or specific notes;

     - InfoVue Positive Pay -- provides daily reporting of exception items requiring verification before final payment, especially unmatched exceptions from ARP/SMS or other account reconciliation systems, including imaging of exception items such as photographic images of excepted checks.

  webACCESS

     webACCESS employs an HTML browser-based cash management interface to the Access Banking server at the bank. Financial institutions can use webACCESS to provide low-cost, branded banking services via Internet, intranet or extranet.

  Access.pro

     Fundtech's Access.pro product, an Internet-based product currently under development, will enable corporations to perform sophisticated cash management functions across accounts at multiple branches, in multiple currencies, and in multiple countries and regulatory environments. Like Global CASHstar, Access.pro is Internet-based. Access.pro will reduce the cost of delivering remote banking services through universal access and simplified maintenance and distribution of remote software.

TREASURY MANAGEMENT SOLUTIONS

  RECON$tar

     Fundtech's RECON$tar solution is a client/server system based on Windows NT and SQL Server software that enables financial institutions to reconcile automatically various types of transactions, such as incoming/outgoing wire transfer transactions. Flexibility was incorporated into the product to cover a wide range of reconciliation requirements and to permit tailoring of the product to meet specific processing, accounting and reporting needs.

  Global CASHstar

     Fundtech is currently developing Global CASHstar, a treasury management system for large financial institutions and industrial companies. Global CASHstar will facilitate the transfer of cash to and from an institution's branches worldwide; control cash movement by providing audatibility, accounting, and reconciliation for the related activities; report on funds availability, cash balance management and risk management; and make immediate notification of pertinent financial information. In September 1997, Fundtech entered into an agreement with Merrill Lynch & Co., Inc. for the creation of a software solution for worldwide treasury operations. Pursuant to the agreement, Fundtech retains proprietary rights to this system and expects that it will apply these rights to the needs of other large financial institutions and industrial companies.

SERVICES

  WireUp -- Contingency Processing Centers

     Fundtech's WireUp -- Contingency Processing Centers were developed to respond to the need expressed by many of Fundtech's customers for a contingency back-up system for wire transfer operations (in accordance with government regulations), and to realize Fundtech's objective of entering a niche market within the client base of Fundtech and its partners. Fundtech established its first WireUp -- Contingency Processing Center service center in San Leandro, California, and anticipates establishing two additional service centers to provide services effectively to Fundtech's geographically dispersed customer base.

  Treasury Services

     Fundtech's Treasury Services will provide global treasury management capabilities on a service bureau basis. Through the Internet, Fundtech will provide its clients with a virtual private network which replaces the need for an intranet and allows for distributed treasury workflow throughout an organization. The Treasury Service Internet connection will then allow the virtual private network to interface with numerous banks, enabling advanced cash management functionality.

CUSTOMERS AND MARKETS

     Fundtech's scaleable products are sold to a wide array of financial institutions and large business enterprises.

     The markets for Fundtech's products consist of the following end-users:

          U.S. Banks -- This group of customers may be divided into three tiers. The top tier consists of over 100 banks each with more than $5 billion in assets. These banks process a high volume of wire transfers both in the U.S. and internationally and generally utilize highly customized systems. The second tier consists of approximately 3,000 banks with over $100 million in assets. The institutions in this market require standardized payments processing products so that they may provide competitive payments processing services to their customers. The third tier consists of approximately 7,000 small banks with less than $100 million in assets, which seek regulatory compliance solutions.

          Agency Banks and Branches of Foreign Banks Located in the United States -- These banks, located mainly in financial centers such as New York City, San Francisco, Los Angeles and Dallas, process both international and domestic U.S. payments at various volume levels both for their own activities and for their parent organizations. Depending on the specific needs of the bank, Fundtech markets the appropriate combination of FEDplu$, PAY$tar and complementary products.

          Banks Located Outside of the U.S. -- The payments systems of both developed and developing countries are undergoing a major conversion to RTGS, spawning a great demand for wholesale payments applications that support real-time posting and immigration of financial data. Fundtech intends to pursue the worldwide market for electronic payments systems with a version of PAYplus RTGS modified for each country's RTGS model.

          Corporate Clients of Banks -- The largest segment of end-users of Fundtech's products consists of the corporate clientele of banks and other financial institutions. These corporations access Fundtech's solutions remotely via Wire$tar, InfoVue and other remote access modules for Access Banking.

          Large Business Enterprises -- These enterprises consist of: (1) financial institutions which provide regular treasury management services to large corporations; (2) large non-bank financial institutions, primarily brokerage houses, bond dealers, and insurance firms, which need to conduct their own internal treasury management and risk management activities; and
     (3) Fortune 500 companies with significant multinational operations which require a real-time view of their cash position.

SALES AND MARKETING

     Fundtech sells its products through its direct sales force and through distributors including EDS Japan, Fiserv, M&I, Sterling Commerce and Compaq. Because the sale of electronic payments and banking products is highly technical, the sales cycle can be as long as six months, varying by product and customer.

     Fundtech's distributors serve as an integral part of Fundtech's marketing and service network worldwide. They have contributed significantly to Fundtech's growth through cross-selling Fundtech products to their current client/product bases and extensive marketing and promotion of Fundtech's name and products.

     Compaq is a manufacturer of computer hardware used for on-line transaction processing worldwide, and has assembled a consortium of companies (the "NPF Consortium") whose combined offering, The Non-Stop Payments Factory ("NPF"), which is based on the Windows NT platform, is designed to comprehensively address the wholesale banking needs of major international financial institutions. Fundtech has been selected as the NPF Consortium's funds transfer software provider. Fundtech has entered into a marketing agreement with Compaq which grants Compaq exclusive distribution rights to PAYplus RTGS in Australia and New Zealand and non-exclusive distribution rights globally.

     EDS Japan, a subsidiary of Electronic Data Systems Corporation, is a professional consulting services firm engaging in systems development and data center and network management and offering special expertise in cash management, risk management and customer relationship banking. EDS Japan's clients include Citibank N.A., Fujitsu Ltd., General Motors, Yamaha Motor Co., Ltd. and Mitsubishi Motor Co., Ltd. Fundtech has entered into contracts with EDS Japan for the distribution in Asia of its cash management products.

     Fiserv is an independent producer of financial data processing systems and related information management services and products which it markets to financial institutions worldwide. Fundtech has entered into contracts with two divisions of Fiserv, Fiserv Pittsburgh and Fiserv CBS. Fiserv Pittsburgh is selling Fundtech's products to its client base through sales representatives. Fiserv's outsourcing division, Fiserv CBS, sells PAY$tar to its substantial customer base through sales representatives.

     M&I provides financial data processing, outsourcing, systems integration, and a range of software products to more than 600 financial institutions in North America, Europe, and the Pacific Rim. M&I provides exclusive referrals to Fundtech for funds transfer systems within its customer base. Fundtech provides all sales and technical support for a percentage of the license fee.

     Sterling Commerce is a banking/financial software company with a strong presence in the EDI (Electronic Data Interchange) and cash management software marketplace. Sterling Commerce is private-labeling FEDplu$ under the name "Vector: Fedwire."

     Fundtech focuses a significant amount of its sales and marketing resources on its distributors, communicates with them regularly and provides them with ongoing support. In addition, Fundtech, in conjunction with its distributors, participates in exhibitions of its products worldwide, places advertisements in local publications, encourages exposure in the form of articles and editorials in communications journals and other periodicals and prepares direct mailings of flyers and advertisements focusing on Fundtech's products. Fundtech also markets its products directly through our World Wide Web home page.

STRATEGIC ALLIANCES

     The material strategic alliances formed by Fundtech to date include:

  Compaq

     Compaq has funded the initial development and integration of the NPF Consortium's software products. Compaq's sales and marketing program for NPF uses worldwide sales and systems integration resources to promote the integrated offering. In addition, Fundtech and Compaq participate together in trade shows, banking industry advertising and other joint marketing activities.

  Microsoft

     Fundtech is a Microsoft Independent Software Vendor and is also a Microsoft Solution Provider. In the context of this strategic relationship, Fundtech develops its software solutions to operate on Microsoft operating systems, such as Windows, Windows NT and BackOffice. Microsoft provides Fundtech with marketing support such as including Fundtech in Microsoft's regional banking seminars, advertising some of Fundtech's products in Microsoft Solution Provider directories (including the World Wide Web page), and jointly participating with Fundtech in trade shows, banking industry advertising and other public relations opportunities. In addition, Microsoft provides Fundtech with technical and software development support.

  SWIFT

     Another strategic partner of Fundtech is SWIFT, a global information network that links approximately 6,000 banks, securities firms and stock exchanges in more than 160 countries. Member financial institutions exchange payment instructions and funds and securities transfer details using standard message formats. SWIFT signed a strategic partnership agreement with Fundtech during 1996 for the integration of SWIFT's CBT product (based on Windows NT). SWIFT's CBT product is in the process of replacing SWIFT's ST200 message terminal, which is currently in use by more than 600 North American members. As of December 31, 1998, Fundtech was one of approximately 15 SWIFT strategic partners in the world and the only such partner that is a provider of integrated electronic payments software. In May 1998, SWIFT awarded Fundtech with the SWIFT Gold Medal Award for excellence in electronic payments solutions.

SOFTWARE DEVELOPMENT

     Fundtech believes that its software development team provides a significant competitive advantage. The team is comprised of developers with experience in visual programming design and object-oriented software development of mission-critical applications. Fundtech believes this assembly of diverse technical expertise contributes to the highly integrated functionality of its products. Fundtech's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership. The total software development staff consisted of 126 full-time employees, as of March 18, 1999. All of Fundtech's products have been developed internally by its product development staff. Fundtech believes significant investments in product development are required to remain competitive.

     To ensure that its products are developed successfully, within their budgets and according to schedule, Fundtech sends its products through four distinct design and testing stages: (1) specifications are developed through consultation with prospective users to ensure that the product matches the user's requirements; (2) an internal quality assurance team verifies the integrity of the product at each stage of development prior to beta testing; (3) beta testing data is used to evaluate the functionality of the products and their ability to perform under realistic conditions; and (4) a controlled group of users is polled regularly to identify any modifications that may be necessary. In addition, Fundtech works closely with current and potential end-users, Fundtech's strategic partners and leaders in certain industry segments to identify market needs and define appropriate product specifications. Fundtech's employees also participate in numerous user focus groups to review product design. Fundtech has software development sites in Israel, New Jersey, Massachusetts and Georgia. Fundtech believes that separating development by geographic region both allows for development to be close to the targeted market and increases Fundtech's opportunity to attract development talent.

CUSTOMER SUPPORT AND MAINTENANCE

     Fundtech believes that effective customer support and maintenance in the software industry requires rapid, efficient and comprehensive installation of the product. Upon installation, Fundtech strives to provide superior customer support by solving problems quickly and providing customers with consistent, accurate and understandable technical information. Fundtech employs test scripts and bank production data to test its solutions and its products are shipped with back-up procedures installed. Fundtech recognizes that, in the event problems do arise, timely solutions are essential for mission-critical solutions like FEDplu$, PAY$tar, PAYplus RTGS and Access Banking. Fundtech's policy is to emphasize responsiveness to customer inquiries and to provide telephonic support twenty-four hours a day. Customer inquiries range from production problems to user questions and hardware issues. In addition, Fundtech utilizes Remote Access Services (RAS-Windows NT service) to enhance remote customer support. Certain of Fundtech's distributors also provide sales, service and technical support functions for Fundtech's products to end-users in the distributors' respective territories.

COMPETITION

     Fundtech believes that the principal competitive factors in the industry in which it operates are product performance, technical features, compatibility with existing operating systems, reliability, security, relational database powers, price, customer service and support, ease of use and Year 2000 compliance. Fundtech believes that its products and related services are competitive with respect to these factors. However, there can be no assurance that Fundtech will be able to differentiate its products from the products of its competitors or to develop or introduce successfully new products that are less costly than or superior to those of its competitors. In addition, existing and new competitors of Fundtech may have established relationships with Fundtech's existing and potential customers, which could have a material adverse effect on Fundtech's ability to compete.

     The industry in which Fundtech operates is highly competitive and evolving. Competing providers of Electronic payments and Banking solutions include, but are not limited to, BankServe, Credo Group Limited, FICS Group N.V., ICM Electronic Banking Services, Inc., Logica PLC, Magnet Communications, Inc., Politzer & Haney, Transaction Software Technologies, Inc. and Transaction Systems Architects, Inc. Furthermore, certain large banks have developed solutions internally which they have then marketed to other banks or implemented in banks that they have acquired. In addition to its current competitors, Fundtech expects substantial competition from both established and emerging companies. Many of Fundtech's existing and potential competitors have or are likely to have more extensive engineering, development, marketing, distribution (particularly with respect to direct sales forces), financial, technological and personnel resources than Fundtech.

     Increased competition could materially adversely affect Fundtech's revenues and profitability through loss of market share, pricing pressures and other factors, any of which could have a material adverse effect on Fundtech's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     Fundtech relies upon a combination of contractual rights, trade secrets, copyrights, technical measures, non-disclosure agreements and trademarks to establish and protect its proprietary rights in its products and technologies. In addition, although Fundtech sometimes enters into non-disclosure and confidentiality agreements with its employees and distributors with access to sensitive information, there can be no assurance that these agreements will not be breached, that Fundtech would have adequate remedies for any breach, that others will not acquire substantially equivalent proprietary technologies, that others will not otherwise gain access to Fundtech's proprietary technologies, or that any particular technology will be regarded as a trade secret under applicable law. As a result of the reliance that Fundtech places on its trade secrets, loss of Fundtech's trade secret protection could have a material adverse effect on Fundtech's business, financial condition and results of operations. Fundtech has no registered patents or pending patent applications. There can be no assurance that the steps taken by Fundtech to protect its proprietary rights will be adequate to prevent misappropriation of Fundtech's technology or independent development or sale by others of software products with features based upon, or otherwise similar to, those of Fundtech's products.

     Although Fundtech believes that its technology has been independently developed and that none of its technology or intellectual property infringes on the rights of others, there can be no assurance that Fundtech does not and will not so infringe or that third parties will not assert infringement claims against Fundtech in the future. If such infringement were found to exist, Fundtech would, under certain circumstances, be required to modify its products or technologies or obtain a license to permit their continued use. There can be no assurance that Fundtech would be able to do either in a timely manner or upon acceptable terms and conditions, and any failure to do so could have a material adverse effect on Fundtech's business, financial condition and results of operations. In addition, if future litigation were to become necessary to protect trade secrets, know-how or other proprietary rights owned by Fundtech, to defend Fundtech against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others, such litigation, whether successful or unsuccessful, could result in substantial cost to, and diversion of efforts by, Fundtech. Adverse determinations in any such litigation or proceedings also could subject Fundtech to significant liabilities to third parties and could prevent Fundtech from producing, selling or using certain of its products or technologies, any of which could have a material adverse effect on Fundtech's business, financial condition and results of operations. There can be no assurance that Fundtech will have the resources to defend or prosecute a proprietary rights infringement or other action. In addition, the laws of certain countries may not protect Fundtech's contractual rights, trade secrets, copyrights, technical measures, non-disclosure agreements, trademarks, products, processes or technologies to the same extent as in the U.S.

GOVERNMENT REGULATION

     Fundtech's current and prospective customers, which include financial institutions such as state and federally chartered banks and savings and loan associations as well as customers in other industries that Fundtech may target in the future, operate in markets that are subject to extensive and complex regulation. While Fundtech is not itself directly subject to such regulation, Fundtech's products and services must be designed to work within the extensive and evolving regulatory constraints under which its customers operate. The failure of Fundtech's products and services to support customers' compliance with current regulations and to address changes in customers' respective regulatory environments, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on Fundtech's business, results of operations and financial condition.

EMPLOYEES

     As of March 18, 1999, Fundtech had 45 employees in Israel, four employees in the United Kingdom, and 177 employees in the United States. Of the 177 employees in the United States, 76 were employed in software development, 63 in operations, 14 in sales and marketing, and 24 in administration. Of the 45 employees in Israel, 30 were employed in software development, five in operations, four in sales and marketing and six in administration. Fundtech considers its relations with its employees to be good and has never experienced a labor dispute, strike or work stoppage. Fundtech's employees are not represented by a labor union.

     None of Fundtech's employees is a party to a collective bargaining agreement with Fundtech. However, Fundtech is subject to certain provisions of collective bargaining agreements among the Government of Israel, the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Industrialists' Association) that are applicable to Fundtech's Israeli employees by virtue of expansion orders of the Israeli Ministry of Labor and Welfare. In addition, Israeli labor laws are applicable to all of Fundtech's employees in Israel. Those provisions and laws principally concern the length of the work day, minimum daily wages for workers, procedures for dismissing employees, determination of severance pay and other conditions of employment.

     A general practice followed by Fundtech, although not legally required, is the contribution of funds on behalf of most of its full-time employees in Israel to an individual insurance policy known as "Managers' Insurance." This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee; it provides for payments to the employee upon retirement or death and secures the severance pay, if any, to which the employee is legally entitled upon termination of employment. The remaining part of this obligation is presented on the balance sheet of Fundtech as provision for severance pay. See Note 8 to the Consolidated Financial Statements.

     All Israeli employers, including Fundtech, are required to provide certain increases in wages as partial compensation for increases in the CPI. The specific formula for such increases varies according to agreements reached among the Government of Israel, the Manufacturers' Association and the Histadrut. Israeli employees and employers also are required to pay pre-determined sums (which include a contribution to national health insurance) to the Israel National Insurance Institute, which provides a range of social security benefits.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

     Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, including Year 2000 compatibility, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words, "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similarly expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in Fundtech's public filings, including general economic and market conditions, changes in regulations and taxes, changes in competition and pricing environments, the difficulty in identifying hardware and software that may not be Year 2000 compliant and the lack of success of third parties to adequately address the year 2000 issue. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. Fundtech undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

     Fundtech does not own any real property. As of March 18, 1999, Fundtech leased an aggregate of approximately 260 square meters of office space in Ramat Gan, Israel and an aggregate of approximately 6,000, 10,000, 2,000 and 22,000 square feet of office space in Lexington, Massachusetts, Jersey City, New Jersey, San Leandro, California and Norcross, Georgia, respectively. In 1998, aggregate annual lease payments for Fundtech's facilities were approximately $605,000.

ITEM 3.  LEGAL PROCEEDINGS

     Fundtech is not a party to any material litigation, either in Israel or abroad, and is not aware of any pending or threatened litigation that would have a material adverse effect on Fundtech or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Fundtech's security holders of during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         PRICE RANGE OF ORDINARY SHARES

     The ordinary shares have been quoted on the Nasdaq National Market under the symbol "FNDTF" since Fundtech's initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for the ordinary shares:

                                                              HIGH      LOW
                                                              ----      ---
1998
  First Quarter (commencing March 13, 1998).................   18 5/8   16 3/4
  Second Quarter............................................   24 5/8   15 3/4
  Third Quarter.............................................   19 1/8   10 9/6
  Fourth Quarter............................................   20 11/16  8 3/4
1999
  First Quarter (through March 29, 1999)....................   31       19

     On March 29, 1999, the last closing sale price of the ordinary shares, as reported by the Nasdaq National Market, was $30.19 per share. As of March 23, 1999, Fundtech had 42 shareholders of record. Fundtech believes that the number of beneficial owners of the ordinary shares is in excess of 400.

                                DIVIDEND POLICY

     Fundtech intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends in the foreseeable future. If cash dividends are declared by Fundtech, the cash dividends could be taxable to the recipients of the dividends. Because Fundtech has received benefits under the Law for the Encouragement of Capital Investments, 1959, as amended (the "Investment Law"), payment of cash dividends during the exemption period will subject that portion of Fundtech's income derived from the Approved Enterprise to Israeli taxes to which the income would not otherwise be subject. Fundtech has decided to reinvest the amount of the tax-exempt income derived from its "Approved Enterprises" permanently and not to distribute such income as dividends.

     Cash dividends may be paid by an Israeli company only out of profits as determined under Israeli law. The declaration of any final annual cash dividends requires shareholder approval. Shareholders may reduce, but not increase, dividends from the amount proposed by the Board of Directors. It is anticipated that any dividends paid to non-residents of Israel would be paid in NIS.

                    RECENT SALES OF UNREGISTERED SECURITIES

     Between December 1, 1997 and May 15, 1998 Fundtech granted certain employees options to purchase an aggregate of 300,250 ordinary shares at exercise prices ranging from $7.33 to $21.00. In October 1998, these options were repriced at $11.625, the then current market price of the ordinary shares.

     On May 18, 1998, Fundtech agreed to grant options to purchase an aggregate of 42,000 ordinary shares to members of the Board of Directors. Such grant was made following the election of a Board of Directors at Fundtech's annual general meeting of the shareholders, in August 1998. The options vest over a period of one year.

     Between October 20, 1998 and March 10, 1999, Fundtech granted to executive officers and employees options to purchase an aggregate of 142,250 ordinary shares at exercise prices ranging from $10.375 to $21.9375.

     Each of the securities listed above was (i) sold pursuant to exemptions from registration under Section 4(2) of the Securities Act and/or (ii) sold to persons who were neither nationals nor residents of the United States and no facilities or instrumentalities of United States interstate commerce were used in connection with any offer or sale thereof. No underwriter or underwriting discount or commission was involved in any of such sales."

                   USE OF PROCEEDS FROM REGISTERED SECURITIES

     The effective date of the registration statement (No. 333-8304) for Fundtech's initial public offering of its Ordinary Shares, NIS .01 par value, was March 13, 1998. The offering commenced on March 16, 1998, and terminated after the sale of all the securities registered. The managing underwriter of the offering was BancAmerica Robertson Stephens. Fundtech registered 3,450,000 ordinary shares in the offering, including shares issued pursuant to the exercise of the underwriters' over-allotment option. Of such shares, Fundtech sold 2,587,500 ordinary shares at an aggregate offering price of $33.6 million ($13.00 per share) and certain selling shareholders sold an aggregate of 862,500 ordinary shares at an aggregate offering price of $11.2 million ($13.00 per share). Under the terms of the offering, Fundtech incurred underwriting discounts of $2.4 million. Fundtech also incurred estimated expenses of $2.5 million in connection with the offering. None of the amounts were paid directly or indirectly to any director, officer, general partner of Fundtech or their associates, persons owing ten percent or more of any class of equity securities of Fundtech, or an affiliate of Fundtech.

     The net proceeds that Fundtech received as a result of the offering were $29.0 million. As of March 31, 1999, the net proceeds have been used as follows:
$7.6 million has been used to purchase a series of 30 day certificates of deposit at interest rates ranging from 4.8% to 5.5% pending application of the funds, $18.8 million has been used for the acquisition of certain assets from CheckFree Holdings Corporation, and $2.4 million has been used for general corporate purposes. In addition, approximately $248,000 of the net proceeds was used to repay a loan to Fundtech from one of Fundtech's shareholders, Aura Investments Research & Development Ltd., in 1993. Except for the repayment of the aforementioned loan, none of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Fundtech or their associates, persons owning ten percent or more of any class of equity securities of Fundtech, or an affiliate of Fundtech.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of Fundtech presented below as of December 31, 1997 and 1998 and for each of the years ended December 31, 1996, 1997 and 1998 are derived from Fundtech's Consolidated Financial Statements set forth elsewhere herein which have been prepared in accordance with U.S. generally accepted accounting principles. The selected consolidated financial data of Fundtech as of December 31, 1995 and for each of the years ended December 31, 1993 and 1994 have been derived from audited consolidated financial statements of Fundtech not included herein. All of the financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                                   YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                      1994       1995       1996       1997       1998
                                                     -------    -------    -------    ------    --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees............................  $    --    $   284    $ 2,403    $4,997    $ 14,007
  Maintenance and services fees....................       --         68        498     2,313       7,116
  Hardware sales...................................       --        117        667       709       2,009
                                                     -------    -------    -------    ------    --------
         Total revenues............................       --        469      3,568     8,019      23,132
                                                     -------    -------    -------    ------    --------
Cost of revenues:
  Software license costs...........................       --         58        163       334         238
  Maintenance and services costs...................       --         36        316     1,086       4,549
  Hardware costs...................................       --         99        596       646       1,631
                                                     -------    -------    -------    ------    --------
         Total cost of revenues....................       --        193      1,075     2,066       6,418
                                                     -------    -------    -------    ------    --------
Gross profit.......................................       --        276      2,493     5,953      16,714
                                                     -------    -------    -------    ------    --------
Operating expenses:
  Software development, net........................    1,033      1,158      1,595     2,468       6,636
  Selling and marketing, net.......................       67      1,319      1,424     1,750       2,970
  General and administrative.......................      133        763        963     1,289       2,471
  In-process research and development write-off....       --         --         --        --      16,600
                                                     -------    -------    -------    ------    --------
         Total operating expenses..................    1,233      3,240      3,982     5,507      28,677
                                                     -------    -------    -------    ------    --------
Operating income (loss)............................   (1,233)    (2,964)    (1,489)      446     (11,963)
Financial income (loss), net.......................      103         79         28       190         571
                                                     -------    -------    -------    ------    --------
Net income (loss)..................................  $(1,130)   $(2,885)   $(1,461)   $  636    $(11,392)
Basic earnings (loss) per share....................  $ (0.29)   $ (0.91)   $ (0.50)   $ 0.22    $  (1.12)
                                                     =======    =======    =======    ======    ========
Diluted earnings (loss) per share..................  $ (0.29)   $ (0.91)   $ (0.50)   $ 0.08    $  (1.12)
                                                     =======    =======    =======    ======    ========
Shares used in computing:
  Basic earnings (loss) per share..................    3,945      3,180      2,925     2,837      10,151
                                                     =======    =======    =======    ======    ========
  Diluted earnings (loss) per share................    3,945      3,180      2,925     7,935      10,151
                                                     =======    =======    =======    ======    ========
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term bank
  deposits.........................................  $    --    $   660    $ 1,314    $4,267    $ 13,019
Working capital....................................      554        390        779     6,645      18,140
Total assets.......................................    1,125      1,732      3,847     9,658      32,717
Short-term bank credits, including current
  maturities of long-term debt.....................       --          9        962       255          --
Long-term debt.....................................      230        247        271       261          --
Shareholders' equity...............................      552        684      1,475     7,404      25,048

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Fundtech was incorporated in 1993. Fundtech is a leading provider of software which enables businesses and their banks to process payments, transfer funds and manage cash positions electronically. Fundtech's client/server software products automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently in real-time. Fundtech introduced its FEDplu$ product in May 1995, its PAY$tar product in January 1997 and its PAYplus RTGS product in December 1997. To date, Fundtech has derived substantially all of its revenues from licenses of its Access Banking, FEDplu$, PAY$tar, PAYplus RTGS and Global CASHstar products, and related services and third-party hardware sales.

     Fundtech's revenues are derived from software license fees, maintenance and services fees and hardware sales. Revenues from software license fees are recognized upon delivery of the software product to a customer, when collection is probable, all license payments are due within one year, the license fee is otherwise fixed or determinable and vendor-specific evidence exists to allocate the total fee to the elements of the arrangement and when persuasive evidence of an arrangement exists. Revenues from certain of Fundtech's contracts are recognized on a percentage-of-completion basis. Revenues from maintenance and services fees are recognized over the life of the maintenance agreement or at the time when services are rendered. Revenues from hardware sales are recognized upon shipment.

     Fundtech has received approximately $1.1 million in product development grants from the Government of Israel through the OCS. These grants are credited against software development expenses in the periods in which they are earned and received. Fundtech is obligated to repay these product development grants through the payment of royalties ranging from 3% to 5% (depending on the length of time to repayment) of revenues generated from the products until such time as the grants are repaid in full (and in some instances until 150% of the grant has been repaid). Fundtech is not obligated to repay the grants if Fundtech does not generate sufficient revenues to do so. The royalty payments are included in cost of sales in the periods in which they are accrued. In addition, Fundtech has received approximately $0.4 million in marketing grants from the Government of Israel's Fund for the Encouragement of Marketing Activities. Fundtech is obligated to repay approximately $0.2 million of the marketing grants through payment of royalties equal to 3% of Fundtech's total increase in export sales in comparison to 1995, from the end of the second year of implementation of the marketing plan until such date as the grants have been fully repaid.

     Fundtech records software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86. Due to the immaterial amount of time between technological feasibility and the time that the software is generally available for sale, Fundtech has expensed software development costs as incurred.

     As a result of the need to develop new and enhanced products, Fundtech expects to continue making significant investments in software development before and after product introductions. Fundtech expects that the level of such continued investments will be at least comparable to the level of such investments in the past.

     The currency of the primary economic environment in which the operations of Fundtech are conducted is the dollar. Thus, Fundtech uses the dollar as its functional and reporting currency. Transactions and balances in other currencies are remeasured into dollars in accordance with the principles set forth in FASB Statement No. 52. Exchange gains and losses arising from remeasurement are recorded in income or expense as applicable. See "-- Impact of Inflation and Currency Fluctuations; Market Risks."

     Israeli companies, such as Fundtech, are generally subject to income tax at the corporate rate of 36%. However, Fundtech is eligible for certain tax benefits which should result in its income being taxed at a significantly lower rate for some time after it begins to report taxable income and exhausts its net operating loss carry-forwards. See "-- Effective Corporate Tax Rate."

     The following table presents Fundtech's consolidated revenues according to the geographical regions to which such revenues are attributable:

                                    1996                    1997                    1998
                            ---------------------   ---------------------   ---------------------
                             TOTAL                   TOTAL                   TOTAL
                            REVENUES   PERCENTAGE   REVENUES   PERCENTAGE   REVENUES   PERCENTAGE
                            --------   ----------   --------   ----------   --------   ----------
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Israel....................   $   50        1.4%      $  204        2.5%     $   693        3.0%
U.S.A.....................    3,518       98.6        7,471       93.2       19,190       83.0
Australia.................       --         --          332        4.2          262        1.1
Europe....................       --         --           12        0.1        1,801        7.8
Other.....................       --         --           --         --        1,186        5.1
                             ------       ----       ------       ----      -------       ----
                             $3,568        100%      $8,019        100%     $23,132        100%
                             ======       ====       ======       ====      =======       ====

ACQUISITION OF THE CHECKFREE BUSINESSES

     In April 1998, Fundtech acquired from CheckFree two businesses engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products. Fundtech paid $18,824,000 in cash (including acquisition expenses) for the acquired CheckFree businesses. The software products acquired, including Access Banking and InfoVue, and the corresponding technology under development, such as webACCESS, provide sophisticated cash management functionality and serve as a foundation for Fundtech to provide a next generation of cash management products. As a result of the CheckFree acquisition, Fundtech's new product suite will address all aspects of the payments cycle -- beginning with cash management and payment initiation at the user end and moving to funds transfer and reconciliation on the banking and settlement end. Further, the CheckFree acquisition enables Fundtech to continue developing more advanced, comprehensive electronic payments and banking solutions, while eliminating duplicative product development costs.

     Customers using the acquired technology include Bank of Tokyo, Mitsubishi Information Services, Banco Popular de Puerto Rico, Dai-Ichi Kangyo Bank of California, Key Services Corporation, National Australia Group, Republic National Bank and SouthTrust Bank. These clients provide Fundtech with a significant opportunity to sell complementary or upgraded products to such customers, and to derive cost savings by rationalizing its FEDplu$ distribution channel. Fundtech will no longer be required to share its maintenance revenue stream with CheckFree and can eliminate costs that were associated with CheckFree's operations. Fundtech also enhanced its existing employee base through the CheckFree acquisition by adding approximately 60 employees, primarily involved in service, software development and sales. The offices of the acquired CheckFree businesses are located in Norcross, Georgia.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by each of the items in Fundtech's statement of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Revenues:
  Software license fees.....................................   67.3%    62.3%    60.6%
  Maintenance and service fees..............................   14.0     28.8     30.8
  Hardware sales............................................   18.7      8.9      8.6
                                                              -----    -----    -----
         Total revenues.....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Cost of revenues:
  Software license costs....................................    4.6      4.2      1.0
  Maintenance and service costs.............................    8.9     13.5     19.7
  Hardware costs............................................   16.7      8.1      7.1
                                                              -----    -----    -----
         Total cost of revenues.............................   30.2     25.8     27.8
                                                              -----    -----    -----
Gross profit................................................   69.8     74.2     72.2
                                                              -----    -----    -----
Operating expenses:
  Software development, net.................................   44.7     30.8     28.7
  Selling and marketing, net................................   39.9     21.8     12.8
  General and administrative................................   27.0     16.1     10.7
  In-process research and development write-off.............     --       --     71.8
                                                              -----    -----    -----
         Total operating expenses...........................  111.6     68.7    124.0
                                                              -----    -----    -----
Operating income (loss).....................................  (41.8)     5.5    (51.8)
Financial income, net.......................................    0.8      2.4      2.5
                                                              -----    -----    -----
Net income (loss)...........................................  (41.0)%    7.9%   (49.3)%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Software License Fees. Software license fees consist of revenues derived from software license agreements entered into between Fundtech and its customers. Software license fees increased by $9,010,000 to $14,007,000 in the year ended December 31, 1998 from $4,997,000 for the year ended December 31, 1997, an increase of 180%. This increase was attributable to the sale of new product offerings such as Global CASHstar and PAYplus RTGS, Fundtech's international payment system and due to the revenue generated from the new products of the acquired CheckFree businesses such as ACCESS.pro, webACCESS, InfoVue and MicroACH. Additionally, this increase was due to an increase of sales throughout Fundtech's distribution channels, such as Sterling Commerce, and Fiserv.

     Maintenance and Services Fees. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and services at the time of the sale of the system. Maintenance and services fees increased by $ 4,803,000 to $7,116,000 in the year ended December 31, 1998 from $2,313,000 in the year ended December 31, 1997, an increase of 208%. The increase is commensurate with the increase in systems sold during this period and due to the revenue generated from maintenance and services fees related to products of the acquired CheckFree businesses.

     Hardware Sales. Hardware sales consist of revenues received from resales of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales increased by $1,300,000 to $2,009,000 in the year ended December 31, 1998 from $709,000 in the year ended December 31, 1997, an increase of 183%. Hardware sales increased due to the increase in number of systems sold with hardware due to revenues generated by the acquired CheckFree businesses. Fundtech currently requests that its customers purchase hardware on their own and send it to Fundtech for testing with the software.

     Software License Costs. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals and shipping. Software license costs decreased by $96,000 to $238,000 in the year ended December 31, 1998 from $334,000 in the year ended December 31, 1997, a decrease of 29%. The gross margin on software license fees increased from 93% in the year ended December 31, 1997 to 98% in the year ended December 31, 1998. The increase in gross margin is attributable to the decrease in royalty payments as a percentage of total sales as certain of Fundtech's product offerings are not royalty bearing.

     Maintenance and Services Costs. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $3,463,000 to $4,549,000 in the year ended December 31, 1998 from $1,086,000 in the year ended December 31, 1997, an increase of 319%. The gross margin on maintenance and services fees decreased from 53% for the year ended December 31, 1997 to 36% for the year ended December 31, 1998. The decrease in gross margin was primarily due to an increase in personnel associated with the acquired CheckFree businesses.

     Hardware Costs. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales increased by $985,000 to $1,631,000 in the year ended December 31, 1998 from $646,000 in the year ended December 31, 1997, an increase of 152%. This increase is commeasurate with the increase in hardware sales by Fundtech in 1998.

     Software Development Expenses, Net. Software development expenses consist principally of expenses related to the development and testing of new products and product enhancements. Software development expenses increased by $4,168,000 to $6,636,000 in the year ended December 31, 1998 from $2,468,000 in the year ended December 31, 1997, an increase of 169%. The increase in software development costs related to the development of new product offerings by Fundtech such as the PAYplus RTGS system and Global CASHstar as well as enhancements to certain of Fundtech's existing products. In the years ended December 31, 1997 and 1998, Fundtech did not receive grants from the Government of Israel.

     Selling and Marketing Expenses, Net. Gross selling and marketing expenses increased by $1,167,000 to $3,015,000 in the year ended December 31, 1998 from $1,848,000 in the year ended December 31, 1997, an increase of 63%. However, gross selling and marketing expenses as a percentage of revenues decreased to 13% in December 31, 1998 from 23% in the year ended December 31, 1997 due to the increase in sales attributable to each salesperson. In the year ended December 31, 1997 and 1998, Fundtech accrued $98,000 and $45,000, respectively, for marketing grants from the Government of Israel. These grants were recorded as a reduction to selling and marketing expenses resulting in net selling and marketing expenses of $1,750,000 and $2,970,000 in 1997 and 1998, respectively.

     General and Administrative Expenses. General and administrative expenses increased by $1,182,000 to $2,471,000 in the year ended December 31, 1998 from $1,289,000 in the year ended December 31, 1997, an increase of 92%. As a percentage of total revenues, general and administrative expenses declined to 11% compared with 16% in the same period for 1997. This decrease is primarily attributed to efficiencies attained through the elimination of duplicate functions of the acquired CheckFree businesses.

     In-Process Research and Development Write-Off. In April 1998, Fundtech acquired from CheckFree assets and liabilities of certain businesses engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products. Fundtech paid $18,824,000 for the acquired CheckFree businesses.

     The CheckFree acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded, as goodwill, which is amortized on a straight-line basis over 10 years. Fundtech recorded, according to FASB interpretation No. 4 (FIN 4), an expense in the amount of $16,600,000 which represents the estimated value of software acquired from CheckFree for which technological feasibility has not yet been established and for which no alternative future use exists (in-process research and development).

     Financial Income, Net. Net financial income increased by $381,000 to $571,000 in the year ended December 31, 1998 from $190,000 in the year ended December 31, 1997. The increase in the financial income is due mainly to interest earned on cash received from our initial public offering in March 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Software License Fees. Software license fees increased by $2,594,000 to $4,997,000 in the year ended December 31, 1997 from $2,403,000 for the year ended December 31, 1996, an increase of 108%. This increase is primarily due to the increased demand for Fundtech's FEDplu$ product. The majority of the increase in 1997 was the result of sales by Fundtech's distributors, including CheckFree and Sterling Commerce.

     Maintenance and Services Fees. Maintenance and services fees increased by $1,815,000 to $2,313,000 in the year ended December 31, 1997 from $498,000 in the year ended December 31, 1996, an increase of 364%. The increase is commensurate with the increase in systems sold during 1997. In addition, this increase was attributable to the increase in the number of large systems sold during 1997 to customers that required protocol certification by the Federal Reserve, which in turn increased the need for on-site consulting services.

     Hardware Sales. Hardware sales increased by $42,000 to $709,000 in the year ended December 31, 1997 from $667,000 in the year ended December 31, 1996, an increase of 6%. Although hardware sales increased in total dollars, they decreased as a percentage of revenue to 9% for the year ended December 31, 1997 from 19% for the year ended December 31, 1996. Fundtech currently requests that its direct-sales customers and distributors purchase and resell hardware on their own and send it to Fundtech for testing with the software.

     Software License Costs. Software license costs increased by $171,000 to $334,000 in the year ended December 31, 1997 from $163,000 in the year ended December 31, 1996, an increase of 105%. The gross margin on software license fees was 93% for each of the years ended December 31, 1997 and 1996. The increase in the dollar amount of the cost of license fees resulted from the increase in the number of software licenses sold.

     Maintenance and Services Costs. Maintenance and services costs increased by $770,000 to $1,086,000 in the year ended December 31, 1997 from $316,000 in the year ended December 31, 1996, an increase of 244%. The gross margin on maintenance and services fees increased from 37% for the year ended December 31, 1996 to 53% for the year ended December 31, 1997. The increase in gross margin was primarily due to an increased percentage of maintenance and services fee revenue being derived from maintenance contracts associated with the sales of software licenses in the period, which revenue typically has a higher gross margin than service-based revenue, as well as from an increase in the rates charged for consulting services.

     Hardware Costs. Cost of hardware sales increased by $50,000 to $646,000 in the year ended December 31, 1997 from $596,000 in the year ended December 31, 1996, an increase of 8%. Gross margin on hardware sales decreased to 9% in the year ended December 31, 1997 from 11% in the year ended December 31, 1996. This decrease in gross margin is due to the reduced prices of such hardware.

     Software Development Expenses, Net. Software development expenses increased by $674,000 to $2,468,000 in the year ended December 31, 1997 from $1,794,000 in the year ended December 31, 1996, an increase of 38%. In the year ended December 31, 1996, Fundtech received $199,000 in development grants from the Government of Israel, while in the year ended December 31, 1997, Fundtech received no such grants. The grants were recorded as a reduction to software development expenses resulting in a net software development expense in 1996 of $1,595,000. Consequently, software development expenses, net increased by $873,000 to $2,468,000 in the year ended December 31, 1997 from $1,595,000 in the year ended December 31, 1996, an increase of 55%. The increase in software development costs was related to the increase in the development of Fundtech's product offerings. During 1997, Fundtech released its PAY$tar and PAYplus RTGS product offerings for U.S. and non-U.S. financial institutions, respectively.

     Selling and Marketing Expenses, Net. Gross selling and marketing expenses increased by $184,000 to $1,848,000 in the year ended December 31, 1997 from $1,664,000 in the year ended December 31, 1996, an increase of 11%. However, gross selling and marketing expenses as a percentage of revenues decreased to 23% in 1997 from 47% in 1996 due to Fundtech's shift towards selling through distributors in 1997. In the year ended December 31, 1996, Fundtech accrued $240,000 in marketing grants from the Government of Israel and in the year ended December 31, 1997 Fundtech accrued $98,000 in such grants. These grants were recorded as a reduction to selling and marketing expenses resulting in net selling and marketing expenses of $1,750,000 and $1,424,000 in 1997 and 1996, respectively. As a result, net selling and marketing expenses increased by 23%.

     General and Administrative Expenses. General and administrative expenses increased by $326,000 to $1,289,000 in the year ended December 31, 1997 from $963,000 in the year ended December 31, 1996, an increase of 34%. This increase was attributable to the growth of Fundtech, including an increase in administrative staff support expenses from $630,000 in the year ended December 31, 1996 to $809,000 in the year ended December 31, 1997, an increase in occupancy costs from $87,000 in the year ended December 31, 1996 to $153,000 in the year ended December 31, 1997, and an increase in communications costs from $10,000 in the year ended December 31, 1996 to $46,000 in the year ended December 31, 1997. There was also an increase in other related items from $236,000 in the year ended December 31, 1996 to $281,000 in the year ended December 31, 1997.

     Financial Income, Net. Net financial income increased by $162,000 to $190,000 in the year ended December 31, 1997 from $28,000 in the year ended December 31, 1996, an increase of 579%. The increase in the financial income is due mainly to an increase in the interest earned on cash and short-term bank deposits raised in a private placement of equity consummated by Fundtech in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $42,000,000, including net proceeds from the IPO in the amount of approximately $29,000,000, grants from the Government of Israel and borrowings from banks.

     As of December 31, 1998, Fundtech's working capital was $18,140,000. Cash and cash equivalents and short-term bank deposits were $13,019,000 and $4,267,000 at December 31, 1998 and 1997, respectively. Fundtech utilized net cash from operations amounting to $2,180,000 for the year ended December 31, 1998 and utilized $1,056,000 for the year ended December 31, 1997.

     In April 1998, Fundtech acquired the CheckFree businesses for approximately $18,824,000 in cash, including expenses.

     Fundtech believes that cash on hand and cash flow from operations, together with the proceeds from this offering, will provide adequate financial resources to finance Fundtech's current operations and the planned expansion of its operations for the foreseeable future. However, in the event that Fundtech were to make one or more acquisitions for consideration consisting, in whole or in part of cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS; MARKET RISK

     The dollar cost of Fundtech's operations in Israel is influenced by the extent to which any increase in the rate of inflation in Israel is (or is not) offset (or is offset on a lagging basis) by the devaluation of the NIS in relation to the dollar. Inflation in Israel will have a negative effect on the profitability to Fundtech of contracts under which Fundtech is to receive payment in dollars or dollar-linked NIS while incurring expenses in NIS linked to the Israeli CPI, unless such inflation is offset by a devaluation of the NIS.

     In 1995 and 1996, the rate of inflation in Israel was 8.1% and 10.6%, respectively, and the devaluation of the NIS against the dollar was 3.9% and 3.7%, respectively. This imbalance was reversed during 1997 and 1998 when the rate of inflation was 7.0% and 8.6%, respectively, and the rate of devaluation was 8.8% and 17.6%, respectively, resulting in increasing the dollar cost of operating in Israel. However, there can be no assurance that the reversal will continue, that the recent devaluations will not be followed by an increased rate of inflation or that Fundtech will not be materially adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of any such devaluation lags behind increases in inflation in Israel.

     A devaluation of the NIS in relation to the dollar would have the effect of decreasing the dollar value of any asset of Fundtech which consists of NIS or receivables payable in NIS (unless such receivables are linked to the dollar). Such a devaluation would also have the effect of reducing the dollar amount of any expenses or liabilities of Fundtech which are payable in NIS (unless such expenses or payables are linked to the dollar). Conversely, any increase in the value of the NIS in relation to the dollar would have the effect of increasing the dollar value of any unlinked NIS assets of Fundtech and the dollar amounts of any unlinked NIS liabilities and expenses of Fundtech.

     Because exchange rates between the NIS and the dollar fluctuate continuously (albeit with a historically declining trend in the value of the NIS), exchange rate fluctuations and especially larger periodic devaluations will have an impact on Fundtech's profitability and period-to-period comparisons of Fundtech's results. Such impact is recorded in Fundtech's financial statements as financial income or expense. To date, Fundtech has not engaged in currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on Fundtech's results of operations.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to identify a given year. Computer programs that have time-sensitive software may interpret the date code "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. We maintain a significant number of computer software programs and operating systems across our entire organization, including various administrative and billing functions, all of which are potentially subject to Year 2000 problems.

     Fundtech's Year 2000 compliance program is divided into two sections: software programs licensed to Fundtech's customers and internal information technology systems. Phases common to both sections include preparing inventory of all software and hardware items affected by the Year 2000 issue, assessing the Year 2000 compliance of identified items, repairing or replacing items that are determined not to be Year 2000 compliant, testing items, and creating contingency plans.

     The software product section of Fundtech's compliance program includes all Fundtech software products licensed by Fundtech's customers. As of March 24, 1999 substantially all of Fundtech's software products had been assessed for Year 2000 compliance. The software repair and testing phases began in June 1997. The assessment phase will be repeated periodically through January 2000 to verify that any changes made to Fundtech's existing software do not bring any of Fundtech's software components out of Year 2000 compliance. The repair and testing steps will be repeated as necessary depending on the outcome of the periodic assessments. Both phases are dependent on the availability of Year 2000 compliant versions of software from some external vendors. If Fundtech's testing uncovers any material Year 2000 compliance issues in any widely-used versions of our software, it may be necessary for Fundtech to upgrade all affected customers to a newer version of Fundtech's software which is Year 2000 compliant.

     The infrastructure section of our compliance program consists of hardware and software used by Fundtech's staff in the course of operating its business. We estimate that as of March 25, 1999 this phase was 95% complete. The repair/replacement phase and testing phase are both expected to be completed by June 1999, although both phases are dependent on the availability of Year 2000 compliant versions of certain software and hardware.

     In its review process, Fundtech confirmed that a substantial majority of all of its customers, the disruption of whose operations could have a material adverse impact on Fundtech's operations, are subject to regulations promulgated by the Federal Reserve mandating Year 2000 compliance. Fundtech expects that substantially all such customers will comply with such regulations prior to January 1, 2000.

     Fundtech expects that its employees will perform all significant work for the Year 2000 project described above. Fundtech does not anticipate hiring any additional employees, nor does Fundtech anticipate incurring any significant consulting expenses for the Year 2000 project. The cost of software tools and consulting expenses used for detection of Year 2000 compliance problems and repair of affected software is not currently expected to exceed $500,000.

     Contingency planning has not yet begun for either section, but Fundtech expects preliminary contingency plans to be completed by June 1999.

     Compliance with Year 2000 requirements may disrupt Fundtech's ability to continue developing and marketing its electronic payments and funds transfers and cash and treasury management solutions. Fundtech may also incur certain unexpected expenditures in connection with Year 2000 compliance. While uncertainty exists concerning such expenditures, Fundtech does not believe that Year 2000 compliance will result in a material adverse effect on its business, financial condition or results of operations. Even if Fundtech's products and services are Year 2000 compliant, the electronic funds transfer products and services used by funds-transferring parties not using Fundtech's products may not be Year 2000 compliant, thereby disrupting the ability of Fundtech's customers to use Fundtech's products for funds transfer transactions with these parties. Furthermore, if funds transfers were unable to be processed by Fundtech's customers because of Year 2000 compliance problems, there can be no assurance that third parties will not commence litigation against Fundtech for such funds transfer failure.

EFFECTIVE CORPORATE TAX RATE

     Fundtech's development facility in Israel has been granted "Approved Enterprise" status under Israel's Law for the Encouragement of Capital Investments. Fundtech has derived, and expects to continue to derive, a portion of its income from Approved Enterprise investments. Under the Approved Enterprise program, Fundtech is entitled to reductions in the tax rate normally applicable to Israeli companies with respect to income generated from its Approved Enterprise investments. Fundtech is entitled to a tax exemption for a period of two years commencing in the first year in which such income is earned, subject to certain time restrictions. The first year of tax exemption for Fundtech Ltd. was 1998. At December 31, 1998, Fundtech had net operating loss carryforwards in the U.S. of approximately $4.7 million. See Note 12 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Fundtech to significant market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS FOR FUNDTECH
Report of Independent Auditors..............................   22
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   23
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1998...............   24
Statements of Changes in Shareholders' Equity for the
   three year period ended December 31, 1998................   25
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998...............   26
Notes to Consolidated Financial Statements..................   27

[ERNST & YOUNG KOST FORER & GABBAY LOGO]

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of FUNDTECH LTD.:

     We have audited the accompanying consolidated balance sheets of Fundtech Ltd. as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Fundtech Ltd. as of December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States.

                                          KOST, FORER and GABBAY
                                          Certified Public Accountants (Israel)
                                          A Member of Ernst & Young
                                          International

Tel Aviv, Israel
March 26, 1999

                                 FUNDTECH LTD.

                          CONSOLIDATED BALANCE SHEETS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,573    $ 13,019
  Short-term bank deposits..................................    2,694          --
  Trade receivables (net of allowance -- $100 in 1997 and
     $301 in 1998)..........................................    2,152       7,244
  Unbilled receivables......................................    1,583       4,796
  Other receivables and prepaid expenses (Note 3)...........      589         579
                                                              -------    --------
     Total current assets...................................    8,591      25,638
                                                              -------    --------
SEVERANCE PAY FUND (Note 8).................................       37         113
                                                              -------    --------
LONG-TERM TRADE RECEIVABLES (Note 4)........................      189         244
                                                              -------    --------
FIXED ASSETS, NET (Note 5)..................................      841       3,759
                                                              -------    --------
OTHER ASSETS (net of amortization of $153 in 1998)..........       --       2,963
                                                              -------    --------
                                                              $ 9,658    $ 32,717
                                                              =======    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank credit, including current maturities of
     long-term debt.........................................  $   255    $     --
  Trade payables............................................      746       1,386
  Deferred revenues.........................................      276       3,933
  Other payables and accrued expenses (Note 7)..............      669       2,179
                                                              -------    --------
     Total Current Liabilities..............................    1,946       7,498
                                                              -------    --------
LONG-TERM LIABILITIES:
  Loan payable..............................................       15          --
  Loan payable to related party (Note 6)....................      246          --
  Other liabilities.........................................       --          36
  Accrued severance pay (Note 8)............................       47         135
                                                              -------    --------
     Total long-term liabilities............................      308         171
                                                              -------    --------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)
SHAREHOLDERS' EQUITY: (Note 10)
  Preferred Shares:
     Authorized: 5,821,011 of NIS 0.01 par value as of
      December 31, 1997;
     Issued and outstanding: 5,202,521 as of December 31,
      1997 and none as of December 31, 1998.................       10          --
  Ordinary Shares:
     Authorized: 19,949,998 of NIS 0.01 par value;
     Issued and outstanding: 2,774,997 as of December 31,
      1997 and 10,791,952 as of December 31, 1998...........        7          34
  Deferred Shares:
     Authorized, issued and outstanding:
       50,002 of NIS 0.01 par value shares as of December
        31, 1997 and 1998...................................       --          --
  Additional paid-in capital................................   12,623      41,664
  Deferred compensation.....................................     (197)       (219)
  Accumulated deficit.......................................   (5,039)    (16,431)
                                                              -------    --------
       Total shareholders' equity...........................    7,404      25,048
                                                              -------    --------
                                                              $ 9,658    $ 32,717
                                                              =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    ------    --------
Revenues:
  Software licenses fees....................................  $ 2,403    $4,997    $ 14,007
  Maintenance and services fees.............................      498     2,313       7,116
  Hardware sales............................................      667       709       2,009
                                                              -------    ------    --------
          Total revenues....................................    3,568     8,019      23,132
                                                              -------    ------    --------
Cost of revenues:
  Software licenses costs...................................      163       334         238
  Maintenance and services costs............................      316     1,086       4,549
  Hardware costs............................................      596       646       1,631
                                                              -------    ------    --------
          Total cost of revenues............................    1,075     2,066       6,418
                                                              -------    ------    --------
Gross profit................................................    2,493     5,953      16,714
                                                              -------    ------    --------
Operating expenses:
  Software development, net.................................    1,595     2,468       6,636
  Selling and marketing, net (Note 9).......................    1,424     1,750       2,970
  General and administrative................................      963     1,289       2,471
  In-process research and development write-off (Note 1b)...       --        --      16,600
                                                              -------    ------    --------
          Total operating expenses..........................    3,982     5,507      28,677
                                                              -------    ------    --------
Operating income (loss).....................................   (1,489)      446     (11,963)
Financial income, net (Note 13c)............................       28       190         571
                                                              -------    ------    --------
Net income (loss)...........................................  $(1,461)   $  636    $(11,392)
                                                              =======    ======    ========
Basic earnings (loss) per share.............................  $ (0.50)   $ 0.22    $  (1.12)
                                                              =======    ======    ========
Diluted earnings (loss) per share...........................  $ (0.50)   $ 0.08    $  (1.12)
                                                              =======    ======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                PREFERRED SHARES       ORDINARY SHARES     DEFERRED SHARES   ADDITIONAL
                               -------------------   -------------------   ---------------    PAID-IN       DEFERRED
                                 SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION
                               ----------   ------   ----------   ------   ------   ------   ----------   ------------
Balance as of January 1,
  1996.......................   2,655,612    $  6     2,924,997    $ 7     50,002    $--      $ 4,885        $  --
Issuance of Preferred "C"
  Shares, net of issuance
  costs......................   1,007,157       2            --     --         --     --        2,250           --
Net loss.....................          --      --            --     --         --     --           --           --
                               ----------    ----    ----------    ---     ------    ---      -------        -----
Balance as of December 31,
  1996.......................   3,662,769       8     2,924,997      7     50,002     --        7,135           --
Issuance of Preferred "D"
  Shares net of issuance
  costs......................   1,389,752       2            --     --         --     --        5,287           --
Conversion of Ordinary Shares
  to Preferred "D" Shares....     150,000      --      (150,000)    --         --     --           --           --
Deferred compensation related
  to grant options...........          --      --            --     --         --     --          201         (201)
Amortization of deferred
  compensation...............          --      --            --     --         --     --           --            4
Net income...................          --      --            --     --         --     --           --           --
                               ----------    ----    ----------    ---     ------    ---      -------        -----
Balance as of December 31,
  1997.......................   5,202,521      10     2,774,997      7     50,002     --       12,623         (197)
Stock dividend...............          --      --            --      8         --     --           (8)          --
Exercise of stock options,
  net........................          --      --        42,325     --         --     --          159           --
Exercise of warrants, net....          --      --       184,609      1         --     --          130           --
Conversion of Preferred
  Shares into Ordinary
  Shares.....................  (5,202,521)    (10)    5,202,521     10         --     --           --           --
Issuance of Ordinary Shares,
  net........................          --      --     2,587,500      8         --     --       28,667           --
Deferred compensation related
  to grant options...........          --      --            --     --         --     --           93          (93)
Amortization of deferred
  compensation...............          --      --            --     --         --     --           --           71
Net loss.....................          --      --            --     --         --     --           --           --
                               ----------    ----    ----------    ---     ------    ---      -------        -----
Balance as of December 31,
  1998.......................          --    $ --    10,791,952    $34     50,002    $--      $41,664        $(219)
                               ==========    ====    ==========    ===     ======    ===      =======        =====

                                                 TOTAL
                               ACCUMULATED   SHAREHOLDERS'
                                 DEFICIT        EQUITY
                               -----------   -------------
Balance as of January 1,
  1996.......................   $ (4,214)      $    684
Issuance of Preferred "C"
  Shares, net of issuance
  costs......................         --          2,252
Net loss.....................     (1,461)        (1,461)
                                --------       --------
Balance as of December 31,
  1996.......................     (5,675)         1,475
Issuance of Preferred "D"
  Shares net of issuance
  costs......................         --          5,289
Conversion of Ordinary Shares
  to Preferred "D" Shares....         --             --
Deferred compensation related
  to grant options...........                        --
Amortization of deferred
  compensation...............         --              4
Net income...................        636            636
                                --------       --------
Balance as of December 31,
  1997.......................     (5,039)         7,404
Stock dividend...............         --             --
Exercise of stock options,
  net........................         --            159
Exercise of warrants, net....         --            131
Conversion of Preferred
  Shares into Ordinary
  Shares.....................         --             --
Issuance of Ordinary Shares,
  net........................         --         28,675
Deferred compensation related
  to grant options...........         --             --
Amortization of deferred
  compensation...............         --             71
Net loss.....................    (11,392)       (11,392)
                                --------       --------
Balance as of December 31,
  1998.......................   $(16,431)      $ 25,048
                                ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1997        1998
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(1,461)   $   636    $(11,392)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      102        155         529
  In-process research and development write-off.............       --         --      16,600
  Amortization of deferred compensation.....................       --          4          71
  Capital loss (gain) on sale of fixed assets...............        5         (1)          4
  Increase in trade receivables and unbilled receivables....   (1,658)    (1,989)     (5,008)
  Decrease (increase) in other receivables and prepaid
     expenses...............................................       98       (498)        120
  Increase in trade payables................................      165        324         615
  Increase in other payables and accrued expenses...........      190        316         645
  Other.....................................................       15         (3)         (4)
                                                              -------    -------    --------
Net cash provided by (used in) operating activities.........   (2,544)    (1,056)      2,180
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CheckFree(a).................................       --         --     (18,824)
Investment in short-term bank deposits......................   (1,209)    (6,460)         --
Proceeds from short-term bank deposits......................       --      4,975       2,694
Purchase of fixed assets....................................     (184)      (574)     (3,069)
Proceeds from sale of fixed assets..........................      168         13          12
                                                              -------    -------    --------
Net cash used in investing activities.......................   (1,225)    (2,046)    (19,187)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital and exercise of
  stock options and warrants, net of expenses...............    2,252      5,289      28,965
Proceeds from long-term bank loans..........................       25         --          --
Short-term bank credit, net.................................      950       (705)       (250)
Principal payment of long-term loan to a related party......       --         --        (242)
Principal payment of long-term loans........................      (13)       (14)        (20)
                                                              -------    -------    --------
Net cash provided by financing activities...................    3,214      4,570      28,453
                                                              -------    -------    --------
Increase (decrease) in cash and cash equivalents............     (555)     1,468      11,446
Cash and cash equivalents at the beginning of the year......      660        105       1,573
                                                              -------    -------    --------
Cash and cash equivalents at the end of the year............  $   105    $ 1,573    $ 13,019
                                                              =======    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS ACTIVITIES:
Cash paid during the period for:
  Interest..................................................  $    14    $    24    $     16
                                                              =======    =======    ========
---------------
(a) Payment for acquisition of CheckFree: (see Note 1b)
     Estimated fair value of assets acquired and liabilities
       assumed
     Working capital deficiency.............................                        $ (1,133)
     Fixed assets...........................................                             241
     Goodwill...............................................                           3,116
     In-process research and development....................                          16,600
                                                                                    --------
                                                                                    $ 18,824
                                                                                    ========

  The accompanying notes are an integral part of the consolidated statements.

                                 FUNDTECH LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- GENERAL

  a.  Overview

     Fundtech Ltd. was incorporated in Israel in April 1993, and commenced operations approximately at that time. Fundtech Ltd., together with its wholly owned U.S. subsidiary, Fundtech Corporation, ("the Company") designs, develops, markets and supports a suite of client/server software products which enables businesses and their banks to process payments, transfer funds and manage cash positions electronically.

     On December 29, 1998, the Company established a wholly owned subsidiary in England. This subsidiary commenced its operations on January 6, 1999.

     As to geographical destinations and customers, see Notes 13a and 13b.

  b.  Acquisitions

     In April 1998, the Company acquired from CheckFree Holdings Corporation ("CheckFree") assets and liabilities of certain businesses ("the Acquired Businesses") engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products ("the Acquisition").

     The Company paid $18,824 for the Acquired Businesses.

     The Acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill, which is amortized on a straight-line basis over 10 years. The Company recorded an expense in the amount of $16,600 which represents the estimated value of the software acquired from CheckFree for which technological feasibility has not yet been established and for which no alternative future use exists ("in-process research and development").

     CheckFree's financial statements are included with those of the Company commencing with the second quarter of 1998.

     The estimated fair value of the assets and liabilities acquired are summarized as follows:

Working capital deficiency..................................  $(1,133)
Fixed assets................................................      241
In-process research and development.........................   16,600
Goodwill....................................................    3,116
                                                              -------
                                                              $18,824
                                                              =======

     The following represents the unaudited pro forma results of operations assuming the acquisition occurred on January 1, 1997, excluding the write-off of the acquired in-process research and development.

                                 FUNDTECH LTD.

        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- GENERAL (CONTINUED)
     c.  Statement of operations data

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Revenues....................................................  $16,718    $26,071
                                                              =======    =======
Net income..................................................  $    31    $ 5,493
                                                              =======    =======
Basic earnings per share....................................  $  0.01    $  0.54
                                                              =======    =======
Diluted earnings per share..................................  $  0.01    $  0.51
                                                              =======    =======

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     a.  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     b.  Financial statements in United States dollars

     A majority of the revenues of Fundtech Ltd. and its subsidiary are generated in United States dollars. In addition, a substantial portion of the costs of Fundtech Ltd. and its subsidiary are incurred in dollars. Since the dollar is the primary currency in the economic environment in which the Company operates, the dollar is its functional currency and, accordingly, monetary accounts maintained in currencies other than the dollar are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations.

     c.  Principles of consolidation

     The consolidated financial statements include the accounts of Fundtech Ltd. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     d.  Cash equivalents

     Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, and purchased with maturities of three months or less.

     e.  Short-term bank deposits

     Bank deposits with maturities of more than three months but less than one year, are included in short-term deposits. The short-term deposits are presented at cost, including accrued interest.

     f.  Allowance for doubtful accounts

     The allowance for doubtful accounts is determined with respect to specific debts that are doubtful of collection.

                                 FUNDTECH LTD.

        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     g.  Fixed assets

     Fixed assets are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual depreciation rates:

                                                                 %
                                                              -------
Office furniture and equipment..............................   6 - 15
Computers and software......................................  20 - 33
Motor vehicles..............................................       15

     Leasehold improvements are depreciated over the related lease periods.

     h.  Other assets

     Other assets are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives, at the following annual rates:

                                                               %
                                                              ---
Goodwill....................................................   10

     i.  Deferred taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

     j.  Revenue recognition

     The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sub-license fees from resellers. The Company also generates revenues from sales of professional services, including consulting, implementation, training and maintenance.

     Revenues from software license agreements are recognized, in accordance with Statement Of Position (SOP) 97-2 "Software Revenue Recognition", upon delivery of the software when collection is probable; all license payments are due within one year, the license fee is otherwise fixed or determinable, vendor-specific evidence exists to allocate the total fee to the elements of the arrangement and persuasive evidence of an arrangement exists.

     Revenues from software licenses that require significant customization, integration and installation are recognized using contract accounting on a percentage of completion methods based on the relationship of actual costs incurred to total estimated costs.

     Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

     Revenues from maintenance and services are recognized over the life of the maintenance agreement or at the time that services are rendered.

     Revenues from hardware sales are recognized upon shipment.

                                 FUNDTECH LTD.

        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenues.

     k.  Advertising expenses

     Advertising expenses are charged to the statement of operations as incurred. Advertising expenses for the years ended 1996, 1997 and 1998 were $30, $59 and $144, respectively.

     l.  Software development

     Software development costs incurred in the process of developing product improvements or new products, are charged to expenses as incurred, net of participation of the Office of the Chief Scientist.

     SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, all research and development costs have been expensed.

     m.  Concentration of credit risks

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term bank deposits and accounts receivable. The Company's cash and cash equivalents and short-term bank deposits are invested in deposits with major banks in Israel and in the United States. Management believes that the financial institutions holding the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments. The Company's accounts receivable are derived from sales to customers located mainly in the United States. The Company generally does not require collateral; however, in certain circumstances, the Company may require letters of credit, other collateral or additional guarantees. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

     n.  Basic and diluted earnings (loss) per share

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("Statement 128"), which replaced the provision of Accounting Principles Board Opinion No. 15, "Earnings per Share." Statement 128, which establishes the standards for computing and reporting earnings per share, requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to holders of Ordinary Shares by the weighted average number of ordinary shares outstanding for the period. Diluted earnings per share reflect the dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares (see Note 11).

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     o.  Accounting for stock-based compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. The pro forma information with respect to the fair value of options granted is provided in accordance with the provisions of Statement No. 123 (see Note 10c).

     In accounting for options granted to persons other than employees and directors, the provisions of SFAS 123 were applied.

     p.  Fair value of financial instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents and short-term bank deposits -- The carrying amounts of these items approximate their fair value due to the short-term maturity of such instruments.

     Short-term bank credit and long-term loans -- The carrying amounts of the Company's borrowing arrangements approximate their fair value. Fair values were estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     q.  Comprehensive income

     As of January 1, 1998, the Company adopted Statement, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity for the years ended December 31, 1996, 1997 and 1998.

     r.  Future adoption of new accounting standard

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company does not expect that this new Statement will have any material impact on the Company's consolidated balance sheets or results of operations.

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3 -- OTHER RECEIVABLES AND PREPAID EXPENSES

                                                              DECEMBER 31,
                                                              ------------
                                                              1997    1998
                                                              ----    ----
Prepaid expenses............................................  $233    $249
Accrued income..............................................   189     224
Employees...................................................    19      34
Government authorities......................................    35      42
Other.......................................................   113      30
                                                              ----    ----
                                                              $589    $579
                                                              ====    ====

NOTE 4 -- LONG-TERM TRADE RECEIVABLES

                                                              DECEMBER 31,
                                                              ------------
                                                              1997    1998
                                                              ----    ----
Maturity dates -- long-term trade receivables:
  First year (current maturities)...........................  $444    $189
  Second year...............................................   132     131
  Third year................................................    36      75
  Fourth year...............................................    17      26
  Fifth year................................................     4      12
                                                              ----    ----
                                                               633     433
Less -- current maturities..................................   444     189
                                                              ----    ----
                                                              $189    $244
                                                              ====    ====

NOTE 5 -- FIXED ASSETS

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1998
                                                              ------    ------
Cost:
  Office furniture and equipment............................  $  211    $  798
  Computers and software....................................     910     3,494
  Motor vehicles............................................      46       156
  Leasehold improvements....................................      10        16
                                                              ------    ------
                                                               1,177     4,464
                                                              ------    ------
Accumulated depreciation:
  Office furniture and equipment............................      28       106
  Computers and software....................................     289       567
  Motor vehicles............................................      14        20
  Leasehold improvements....................................       5        12
                                                              ------    ------
                                                                 336       705
                                                              ------    ------
Depreciated cost............................................  $  841    $3,759
                                                              ======    ======

     Depreciation expenses for the years ended December 31, 1996, 1997 and 1998 are $ 73, $ 155 and $ 337, respectively.

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6 -- LOAN PAYABLE TO RELATED PARTY

     The loan is linked to the Israeli CPI and does not bear interest. Under the terms of the agreement, the loan was repaid upon the initial public offering of the Company's shares.

NOTE 7 -- OTHER PAYABLES AND ACCRUED EXPENSES

                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1998
                                                              ----    ------
Employees and payroll accruals..............................  $224    $  514
Accrued expenses............................................   269     1,365
Office of the Chief Scientist and the Fund for the
  Encouragement of Marketing Activities (see Note 9)........   139       214
Others......................................................    37        86
                                                              ----    ------
                                                              $669    $2,179
                                                              ====    ======

NOTE 8 -- ACCRUED SEVERANCE PAY, NET

     The Company's liability for severance pay, pursuant to Israel law, is fully provided by an accrual. Part of the liability is funded through insurance policies. The cash value of these policies is recorded as an asset in the Company's balance sheets.

     Severance expenses for the years ended December 31, 1996, 1997 and 1998 amounted to approximately $60, $37 and $104, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENT LIABILITIES

     a. The Company participates in programs sponsored by the Israeli Government for the support of research and development activities. Through December 31, 1996, 1997 and 1998, the Company had obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the OCS") aggregating to $1,115 for certain of the Company's software development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-5% of the sales of the products and other related revenues generated from such projects, up to an amount equal to 100%-150% of the grants received.

     Through December 31, 1998, the Company has paid or accrued royalties to OCS in the amount of $500. As of December 31, 1998, the aggregate contingent liability to OCS was $753. The amounts of grants earned from the OCS for the years ended 1996, 1997 and 1998 were $199, $0 and $0, respectively.

     b. The Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded the Company grants for participation in expenses for overseas marketing.

     The Company received an accumulated amount of grants of $404 for the years up to and including 1998.

     The Company is committed to pay royalties at the rate of 3% of the increase in export sales, up to the amount of $228 as of December 31, 1998.

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9 -- COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
     The following table sets forth the amounts of net selling and marketing expenses, the amounts of grants earned and the related gross selling and marketing expenses.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1997      1998
                                                           ------    ------    ------
Gross selling and marketing expenditures.................  $1,664    $1,848    $3,015
Total participations of the Fund for Encouragement of
  Marketing Activities...................................    (240)      (98)      (45)
                                                           ------    ------    ------
Selling and marketing expenses, net......................  $1,424    $1,750    $2,970
                                                           ======    ======    ======

     c. The Company rents its facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2004. The minimum rental payments under non-cancelable operating leases are as follows:

YEAR ENDED DECEMBER 31,
-----------------------
1999................................................  $  618
2000................................................     617
2001................................................     427
2002................................................     395
2003................................................     280
2004................................................     227
                                                      ------
                                                      $2,564
                                                      ======

     Total rent expenses for the years ended December 31, 1996, 1997 and 1998, were approximately $242, $193 and $605, respectively.

NOTE 10 -- SHARE CAPITAL

     a.  General

          1. The Ordinary Shares of the Company are traded on Nasdaq National Market.

          2. In March 1998, the Company completed an initial public offering (the "IPO") of 2,587,500 Ordinary Shares, which raised net proceeds in the amount of approximately $29,000.

          3. In December 1997, the Company's shareholders approved a stock dividend of one Ordinary Share for every two Ordinary Shares outstanding to be effected immediately prior to the completion of the IPO. All Ordinary shares, Preferred Shares and per share data included in these financial statements have been retroactively adjusted to reflect this issuance of stock dividend. In connection with the IPO, all of the Company's Preferred Shares outstanding as of December 31, 1997 were converted into 5,202,521 Ordinary Shares.

          Prior to the IPO, the Company increased its authorized share capital to 20,000,000 shares NIS 0.01 par value each. The increase in authorized share capital is presented as of December 31, 1997.

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10 -- SHARE CAPITAL (CONTINUED)
     b.  Composition of share capital

                                            AUTHORIZED           ISSUED AND OUTSTANDING
                                     ------------------------    -----------------------
                                           DECEMBER 31,               DECEMBER 31,
                                     ------------------------    -----------------------
                                        1997          1998         1997          1998
                                     ----------    ----------    ---------    ----------
                                                     (NUMBER OF SHARES)
Shares of NIS 0.01 par value:
Ordinary Shares(1).................  14,128,987    19,949,998    2,774,997    10,791,952
Deferred Shares(2).................      50,002        50,002       50,002        50,002
Preferred "A" Shares...............     945,000            --      945,000            --
Preferred "B" Shares...............   2,050,995            --    1,710,612            --
Preferred "C" Shares...............   1,175,016            --    1,007,157            --
Preferred "D" Shares...............   1,650,000            --    1,539,752            --
                                     ----------    ----------    ---------    ----------
                                     20,000,000    20,000,000    8,027,520    10,841,954
                                     ==========    ==========    =========    ==========

          1. The Ordinary Shares confer upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared.

          2. Deferred Shares are non-transferable and entitle their holders to no voting, dividend or other rights except the right to receive the par value of the shares upon dissolution of the company.

     c.  Warrants and options

          1. The Company's outstanding warrants as of December 31, 1998, are as follows:

                                                    PRICE PER
ISSUANCE DATE                             AMOUNT      SHARE      EXPIRATION DATE
-------------                             ------    ---------    ---------------
March 21, 1996(a).......................   3,572     $ 2.57      March 21, 1999
August 26, 1997(b)......................  72,191     $13.00      March 13, 2000
                                          ------     ------
                                          75,763     $12.51
                                          ======     ======

             a) In 1996, the Company issued 167,859 warrants to a group of investors. Each warrant can be exercised to purchase an Ordinary share within three years from a date of its issuance at an exercise price of $2.57 per warrant. During 1998, 164,287 warrants were exercised.

             b) On August 26, 1997, the Company granted 72,191 warrants to a consultant which were exercisable upon the success of the IPO. The consultant is entitled to purchase, for a period of two years after the IPO, Ordinary Shares of the Company, at an exercise price of $13.00 per share. Subsequent to the balance sheet date, on February 19, 1999, the consultant exercised 32,191 warrants.

             In addition, the Company paid this consultant a fee equal to approximately 1% of the gross proceeds of the IPO.

             All the warrants are exercisable as of December 31, 1998.

             A shareholder had warrants to purchase 45,000 shares of the Company's NIS 0.01 par value ordinary shares at a total price of $30, which warrants were exercised in May 1998 at a total price of $30.

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10 -- SHARE CAPITAL (CONTINUED)
          2.  Stock options:

             a. Under the Company's 1996 Stock Option Plans, the 1997 Stock Option Plan and the 1998 Stock Option Plan (the "Plans"), options may be granted to employees and directors of the Company or its subsidiary.

             b. Pursuant to the plans, as of December 31, 1998, an aggregate of 91,716 options of the Company are still available for future grant.

             c. Each option granted under the Plans to employees expires no later than 4 to 5 years from the date of the grant. The options vest primarily over four years. Any options which are canceled or not exercised before expiration become available for future grants.

             Options granted to directors are exercisable within a year from their date of grant.

             d. Each option granted to employees and directors is exercisable to purchase one Ordinary Share at an exercise price of $2.33 to $17.00.

             A summary of the Company's share option activity under the Plans is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------
                                       1996                 1997                   1998
                                ------------------   -------------------   --------------------
                                          WEIGHTED              WEIGHTED               WEIGHTED
                                NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER     AVERAGE
                                  OF      EXERCISE      OF      EXERCISE      OF       EXERCISE
                                OPTIONS    PRICE     OPTIONS     PRICE      OPTIONS     PRICE
                                -------   --------   --------   --------   ---------   --------
Outstanding -- beginning of
  the year....................       --    $  --      415,128    $2.33       543,753    $ 3.22
Granted.......................  423,003    $2.33      334,500     3.80       624,438    $12.29
Exercised.....................       --       --           --       --       (42,325)   $ 3.77
Forfeited.....................   (7,875)   $2.33     (205,875)    2.34       (59,907)   $12.55
                                -------    -----     --------    -----     ---------    ------
Outstanding -- end of the
  year........................  415,128    $2.33      543,753    $3.22     1,065,959    $ 8.16
                                =======    =====     ========    =====     =========    ======
Options exercisable...........   70,407    $2.33      133,689    $2.54       268,355    $ 4.48
                                =======    =====     ========    =====     =========    ======

             The options outstanding as of December 31, 1998 have been separated into ranges of exercise price, as follows:

                OPTIONS       WEIGHTED                  OPTIONS
              OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                 AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
  EXERCISE    DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
   PRICE          1998          LIFE        PRICE         1998        PRICE
------------  ------------   -----------   --------   ------------   --------
$ 2.33           192,173         2.7        $ 2.33      137,607       $ 2.33
  3.33           258,099         3.5          3.33       76,866         3.33
  7.33-11.50      52,250         3.9          7.49       12,375         7.33
 11.63-17.00     563,437         4.5         12.43       41,507        12.92
------------   ---------         ---        ------      -------       ------
$ 2.33-17.00   1,065,959         3.9        $ 8.16      268,355       $ 4.48
============   =========         ===        ======      =======       ======

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10 -- SHARE CAPITAL (CONTINUED)
             On October 20, 1998, the Board of Directors decided to reduce to the current market price the exercise price of all employee stock options, excluding options granted to members of the Board of Directors, that were not exercised, canceled or forfeited, that had an original exercise price above $11.63.

             The number of options repriced was 304,500. The original exercise price of these options ranged between $13.00-$21.50.

             Compensation expense for the excess of market value over the exercise price of options at the date of grant totaled $294 and is being amortized to income over the vesting period for four years.

             Under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income (loss) and earnings (loss) per share is required for grants issued after December 1994, and has been determined as if the Company had accounted for its employee share options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: risk-free interest rates of 7.0%, 5.5% and 5.5%, respectively, dividend yields of 0.0%, volatility factors of the expected market price of the Company's Ordinary Shares of 0.20,
        0.20 and 0.75, respectively, and a weighted-average expected life of four years per option.

             The weighted average fair values of options granted for the years ended December 31, 1996, 1997 and 1998, were $2.33, $3.61 and $6.33, respectively.

             The weighted average fair values of options granted at an exercise price less than the market price for the years ended December 31, 1997 and 1998 were $6.28 and $8.20 respectively.

             Because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing option pricing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

             Pro-forma information under SFAS No. 123 is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1996      1997       1998
                                                 -------    -----    --------
Net income (loss) as reported..................  $(1,461)   $ 636    $(11,392)
                                                 =======    =====    ========
Pro-forma income (loss)........................  $(1,484)   $ 586    $(11,803)
                                                 =======    =====    ========
Pro-forma basic earnings (loss) per share......  $ (0.50)   $0.21    $  (1.16)
                                                 =======    =====    ========
Pro-forma diluted earnings (loss) per share....  $ (0.50)   $0.07    $  (1.16)
                                                 =======    =====    ========

     d.  Dividends

     In the event that cash dividends are declared in the future, such dividends will be paid in NIS. The Company does not intend to pay cash dividends in the foreseeable future.

     The Company has decided to permanently reinvest its tax exempt income (see note 12a).

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11 -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of historical basic and diluted earnings (loss) per share:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1996         1997          1998
                                                           ---------    ---------    ----------
Numerator:
  Net income (loss)......................................  $  (1,461)   $     636    $  (11,392)
                                                           =========    =========    ==========
  Numerator for basic earnings (loss) per share -- income
     (loss) available to ordinary shareholders...........  $  (1,461)   $     636    $  (11,392)
                                                           =========    =========    ==========
  Numerator for diluted earnings (loss) per
     share -- income (loss) available to ordinary
     shareholders after assumed conversions..............  $  (1,461)   $     636    $  (11,392)
                                                           =========    =========    ==========
Denominator:
Weighted average Ordinary shares outstanding.............  2,924,997    2,837,497    10,151,033
                                                           ---------    ---------    ----------
Denominator:
  Denominator for basic earnings (loss) per share --
     weighted-average shares.............................  2,924,997    2,837,497    10,151,033
                                                           ---------    ---------    ----------
  Effect of dilutive securities(1)
     Employee stock options..............................         --      168,660            --
     Warrants............................................         --      135,827            --
     Convertible preferred shares........................         --    4,792,583            --
                                                           ---------    ---------    ----------
  Dilutive potential Ordinary shares.....................         --    5,097,070            --
                                                           ---------    ---------    ----------
     Denominator for diluted earnings (loss) per
       share -- adjusted weighted-average shares and
       assumed conversions...............................  2,924,997    7,934,567    10,151,033
                                                           =========    =========    ==========

---------------
(1) The effect of the inclusion of these securities in 1996 and 1998 would be antidilutive.

NOTE 12 -- TAXES ON INCOME

     a. Tax benefits under the Law for the Encouragement of Capital Investments, 1959

     The Company has been granted in November 1995 the status of an "Approved Enterprise", under the Law for the Encouragement of Industry (Taxation), 1969 (the "Investment Law") and the Company has elected the alternative benefits program, waiver of grants in return for tax exemptions. Pursuant thereto, the income of the Company derived from the "Approved Enterprise" program is tax-exempt for two years and will enjoy a reduced tax rate of 25% for an eight-year period (subject to adjustment of 20% based upon the foreign investors' ownership of the Company).

     The Company completed its investment according to its first program on November 27, 1997.

     Income derived from this program is tax exempt for two years commencing in 1998 and will enjoy a reduced tax of 25% for an additional eight years.

     In 1998, the Company received an approval for an expansion program of its Approved Enterprise. Accordingly, the Company's income from the expansion program will be tax-exempt for a period of two years and will be subject to a reduced tax rate as mentioned above for an additional period of eight years. The

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 12 -- TAXES ON INCOME (CONTINUED)
aforementioned benefits are in respect of the taxable income that the Company derives from the expansion program.

     The period of tax benefits detailed above is subject to limits of 12 years from the year of commencement of production, or 14 years from the date of granting the approval, whichever is earlier.

     The tax-exempt profits that will be earned by the Company's "Approved Enterprise" can be distributed to shareholders, without tax liability to the Company only upon the complete liquidation of the Company. As of December 31, 1998 retained earnings included approximately $2,630 in tax exempt income earned by the Company's "Approved Enterprise". The company has decided to permanently reinvest its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the company's "Approved Enterprise". If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company, they would be taxed at the corporate tax rate applicable to such profits as if the Company had not chosen the alternative tax benefits (currently 25% for an "Approved Enterprise") and an income tax liability would be incurred of approximately $657 as of December 31, 1998.

     The Investment Law also grants entitlement to claim accelerated depreciation on equipment used by the "Approved Enterprise" during five tax years.

     Should the Company derive income from sources other than the "Approved Enterprise" during the periods of benefits, such income shall be taxable at regular corporate tax rates (1996 and thereafter: 36%).

     b. Tax benefits under the Israeli Law for the Encouragement of Industry (Taxation), 1969

     The Company is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969 and, therefore, is entitled to certain tax benefits, including accelerated rates of depreciation and deduction of public offering expenses.

     c. Measurement of results for tax purposes under the Income Tax Law (Inflationary Adjustments), 1985

     Results for tax purposes are measured in real terms of earnings in NIS after certain adjustments for increases in the CPI. As explained in Note 2b, the financial statements are presented in U.S. dollars. The difference between the annual change in the CPI and in the NIS/dollar exchange rate causes a difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

     d.  Tax assessments

     The Company has not received final tax assessments since its incorporation.

     e.  Net operating losses carryforwards

     As of December 31, 1998, Fundtech Corporation had a U.S. federal net operating loss carryforward of approximately $4,741.

     f.  Deferred income taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 12 -- TAXES ON INCOME (CONTINUED)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
U.S. net operating loss carryforwards.......................  $ 1,910    $ 1,659
Other reserve and allowances (including in process, research
  and development write-off $5,552 in 1998).................       43      5,657
                                                              -------    -------
Total deferred assets.......................................    1,953      7,316
Valuation allowance.........................................   (1,953)    (7,316)
                                                              -------    -------
Balance at the end of the year..............................  $    --    $    --
                                                              =======    =======

     The subsidiary has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences, since it has a history of losses over the past years. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized.

     g.  Reconciliation of the theoretical tax expenses

     A reconciliation between the theoretical income tax, assuming all income is taxed at the statutory rate applicable to income of the Company and the actual income tax as reported in the statements of operations, is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996      1997       1998
                                                         -------    -----    --------
Pre tax income (loss)..................................  $(1,461)   $ 636    $(11,392)
                                                         -------    -----    --------
Statutory tax rate in Israel...........................       36%      36%         36%
                                                         =======    =====    ========
Theoretical tax (benefit) expense......................  $  (526)   $ 229    $ (4,101)
Tax benefits arising from "approved enterprises".......       --       --        (947)
Write off of in process research and development.......       --       --       5,552
Tax adjustment in respect of inflation in Israel and
  others...............................................      (75)     (18)       (131)
Carryforward losses and other deferred taxes for which
  valuation allowance was recorded.....................      853      363          --
Items for which deferred taxes were not recognized.....     (258)      14        (301)
Difference between tax rate in Israel and in U.S. .....        2        4         209
Utilization of tax losses carryforward.................       --     (615)       (296)
Non deductible expenses................................        4       23          15
                                                         -------    -----    --------
Income taxes...........................................  $    --    $  --    $     --
                                                         =======    =====    ========

     h.  Income (loss) before taxes on income

     Income (loss) before taxes on income consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------    ------    --------
Domestic (within Israel)..............................  $   (57)   $1,599    $  4,183
Foreign (outside Israel)..............................   (1,404)     (963)    (15,575)
                                                        -------    ------    --------
                                                        $(1,461)   $  636    $(11,392)
                                                        =======    ======    ========

                                 FUNDTECH LTD.

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13 -- SELECTED STATEMENTS OF OPERATIONS DATA

     a.  Summary information about geographical destinations

     The Company operates in one industry -- the design, development, marketing and support of a suite of client server software products which enables businesses and their banks to process payments, transfer funds and manage cash positions electronically, and is divided into four main geographical destinations.

     The Company attributes revenues for external customers on the basis of where the products are being sold as follows:

                                     1996               1997                      1998
                                   --------    ----------------------    ----------------------
                                    TOTAL       TOTAL      LONG-LIVED     TOTAL      LONG-LIVED
                                   REVENUES    REVENUES      ASSETS      REVENUES      ASSETS
                                   --------    --------    ----------    --------    ----------
Israel...........................   $   50      $  204        $189       $   693       $  413
U.S.A............................    3,518       7,471         689        19,190        6,422
Australia........................       --         332          --           262           --
Europe...........................       --          12          --         1,801           --
Other............................       --          --          --         1,186           --
                                    ------      ------        ----       -------       ------
                                    $3,568      $8,019        $878       $23,132       $6,835
                                    ======      ======        ====       =======       ======

     b.  Major customers data; percentage of total revenues

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Customer A..................................................    --       31%      1%
                                                               ===      ===      ==
Customer B..................................................     3%      12%      4%
                                                               ===      ===      ==

     c.  Financial income, net

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Financial expenses:
  Interest and other........................................  $ 44     $ 28     $ 24
                                                              ----     ----     ----
                                                                44       28       24
                                                              ----     ----     ----
Financial income:
  Foreign currency translation differences, net.............   (11)      57        9
  Interest and other........................................    83      161      586
                                                              ----     ----     ----
                                                                72      218      595
                                                              ----     ----     ----
Financial income, net.......................................  $ 28     $190     $571
                                                              ====     ====     ====

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the names and ages of the current directors, executive officers and key employees of Fundtech:

NAME                                        AGE                         POSITION
----                                        ---                         --------
Reuven Ben-Menachem.......................  38     Chief Executive Officer, President and Chairman
Ariu Levi.................................  51     President of Fundtech Corp.
Joseph P. Mazzetti........................  58     Executive Vice President, Sales and Marketing
Michael Carus.............................  33     Executive Vice President and Chief Financial
                                                   Officer
Gil Gadot.................................  37     Executive Vice President, Head of Israeli
                                                   Operations
Isaac Yaniv...............................  37     Senior Vice President, Head of RTGS Technology
Paul J. Citarella.........................  41     Senior Vice President, Electronic Banking
Michael S. Hyman..........................  41     Vice President, General Counsel and Secretary
George M. Lieberman.......................  56     Director
Boaz Misholi..............................  47     Director
Jay B. Morrison...........................  52     Director
Rina Shainski.............................  39     Director
Eddy Shalev...............................  51     Director
Rimon Ben-Shaoul..........................  54     Director

     Reuven Ben-Menachem, a co-founder of Fundtech, has served as Fundtech's Chief Executive Officer and President, as a director of Fundtech since its inception in April 1993 and as Chairman of the Board of Directors since August 1998. Before founding Fundtech, Mr. Ben-Menachem was employed at Logica Data Architects, a funds transfer software provider, most recently as a Technical Director and a Product Manager. From January 1984 until June 1986, Mr. Ben-Menachem served as Director of Banking Systems at Manof Communications Systems, a middleware software provider. Prior thereto, Mr. Ben-Menachem served as a senior programmer/analyst in the Israeli Air Force.

     Ariu Levi, a co-founder of Fundtech, has been President of Fundtech Corp. since it commenced operations in 1993. Before founding Fundtech, from 1991 to 1993, Mr. Levi was the Vice President of West Coast Sales at Winter Partners, an international banking software company. From 1981 to 1991, Mr. Levi was employed in the payments systems consultancy and sales and marketing divisions at TMI, Inc. and Logica USA. From 1973 to 1981, Mr. Levi was Vice President at the Cashiers Division of Bank America, and was responsible for the management of Bank America's consolidated cash flow and payment systems policy. Mr. Levi has 24 years of experience in the wholesale payments industry.

     Joseph P. Mazzetti has served as Executive Vice President, Sales and Marketing of Fundtech since December 1997 and served as Senior Vice President, Sales and Marketing of Fundtech since joining Fundtech in 1994. From 1992 to 1994, Mr. Mazzetti was employed as an Executive Vice President at PRT Corp., a Year 2000 solution company. From 1984 to 1992, Mr. Mazzetti was employed at Logica Data Architects, most recently as Executive Vice President of the Financial Products Group, where he had responsibility for funds transfer, message switching, and asset/liability product lines. Mr. Mazzetti has more than 30 years of experience in information technology in the public and private sectors with concentration in the banking and financial institutions market.

     Michael Carus has served as Executive Vice President and Chief Financial Officer of Fundtech since May 1998, and as Senior Vice President and Chief Financial Officer from September 1997 to May 1998. From May 1995 to August 1997, Mr. Carus was employed by Geotek Communications Inc., a wireless communications solution provider, most recently as Vice President and Acting Chief Financial Officer, Corporate Controller and Chief Accounting Officer. From 1988 to 1995, Mr. Carus was employed by Coopers & Lybrand as a Certified Public Accountant, most recently in the position of Manager - Business Assurance.

     Gil Gadot has served as Executive Vice President and Head of Israeli Operations of Fundtech since September 1998. From 1995 until September 1998, Mr. Gadot was Senior Vice President of Operations -- Technology, and served as Vice President of Research and Development of Fundtech since it commenced operations in 1993 until 1995. From 1987 to 1993, Mr. Gadot was a senior project manager of DSSI, a leading systems and software supplier with operations in Israel and the United States. Mr. Gadot has more than 15 years of software development experience, particularly in advanced graphical user interface, operating and real-time systems.

     Isaac Yaniv has served as a Senior Vice President and Head of RTGS Technology since September 1998. From 1995 until September 1998, Mr. Yaniv was Senior Vice President and Head of Israeli Operations. From 1993 to 1995, Mr. Yaniv was Managing Director of 2001 Systems and Services Ltd., a software development and systems integration firm. Mr. Yaniv has more than ten years of design and development experience in technical and management positions in the financial industry.

     Paul J. Citarella has served as Senior Vice President and General Manager of the Electronic Banking Division of Fundtech since April 1998. Mr. Citarella held the same position at CheckFree Corporation where he was employed from 1996 to April 1998. From 1985 to 1995, Mr. Citarella was employed by Unisys Corporation, an information technology solutions provider, where he held management and sales positions with that company's Financial Services Division.

     Michael S. Hyman has served as Vice President, General Counsel and Secretary of Fundtech since September 1998. From January until September 1998, Mr. Hyman worked as a special counsel to the law firm of Wilson Sonsini Goodrich and Rosati. In 1996 and 1997, Mr. Hyman worked in Israel as an associate at the law firm of Leshem, Brandwein & Co. In 1994 and 1995, Mr. Hyman worked as a foreign expert at the law firm of Dankner -- Lusky & Co. Mr. Hyman was admitted as a member of the bar of the State of Illinois in 1982 and the State of Israel in 1986.

     George M. Lieberman has served as a Director of Fundtech since December 1998. Mr. Lieberman has been with WIT Capital, a pioneer online investment banking firm, as Senior Vice President and CIO since February 1998. Prior to February 1998, Mr. Lieberman held a number of positions at Merrill Lynch including First Vice President of Technology Strategy and Planning and was a member of the Merrill Lynch Technology Advisory Board. Mr. Lieberman has more than 30 years of information technology management and development experience across a broad spectrum of industries. He holds two computer related patents. Mr. Lieberman was also responsible for the development of major systems projects at many financial industry companies including Citibank and ADP. Mr. Lieberman holds advanced degrees in Industrial Engineering and Operations Research.

     Boaz Misholi has served as a director of Fundtech since its inception in 1993, and was co-Chairman of the Board of Directors until August 1998. Since 1992, Mr. Misholi has served as the Chairman of the Board and CEO of Aura Investments Ltd. ("Aura"), a company listed on the Tel Aviv Stock Exchange ("TASE"), whose primary business is the development of high-tech companies. In addition, Mr. Misholi has served as Chairman of the Board of MAGMA Industries (an Israeli company listed on TASE) since 1993, and as Chairman of the Board of Directors of VersaMed Ltd. since 1996. From 1982 to 1988, Mr. Misholi was the founder, CEO and Chairman of Comverse Technology and its subsidiaries in Israel, EFRAT and TeleMesser. Mr. Misholi has more than 20 years of involvement in founding, managing and investing in high-tech companies in the United States and Israel. Mr. Misholi received his B.Sc. in Computer Engineering from the Technion, Israel Institute of Technology (the "Technion").

     Jay B. Morrison has served as a director of Fundtech since 1995 and was co-Chairman of the Board of Directors until August 1998. Dr. Morrison has been a General Partner of Newbury Ventures, Inc., a venture capital investment firm, since 1992. Prior thereto, Dr. Morrison held a number of positions with Govett & Co. Ltd., a European international fund management company, including Chief Financial Officer and President of its venture capital subsidiary from 1990 to 1991. Dr. Morrison holds B.Ie. and M.S. degrees from Ohio State University and a Ph.D. from the University of California, Berkeley, and has more than 14 years of experience in investing in and working with emerging growth companies.

     Rina Shainski was recently appointed to serve as a director of Fundtech after serving as an alternate director of Fundtech since August 1998. Ms. Shainski has served as Vice President Business Development of Clal Industries and Investments Ltd., one of Israel's largest investment and holding companies, which is invested primarily in the industrial and technology sectors, since September 1997. From 1989 until 1996 Ms. Shainski was employed by Tecnomatix Technologies Ltd., most recently as Director Research & Development and Vice President Business Development. Ms. Shainski has more than 17 years of experience in management of high-tech software companies. Ms. Shaninski holds an M.Sc. degree in Computer Science from Weizmann Institute and a B.Sc. degree in Physics from Tel Aviv University.

     Eddy Shalev has served as a Director of Fundtech since 1996, and has been affiliated with Fundtech since 1993. Since 1985, Mr. Shalev has served as Chief Executive Officer of E. Shalev Ltd., an affiliate of CIBC Oppenheimer Corp., in charge of the Tel Aviv office. Since 1992, Mr. Shalev has participated in many private equity investments in emerging growth and technology companies. Mr. Shalev also co-founded Mofet Israel Technology Fund, a venture capital fund, in 1992 and is a general partner of Genesis Partners LLP. Previously, Mr. Shalev worked in the Computer Center of the Israeli Ministry of Defense. Mr. Shalev earned an M.Sc. degree in Information Systems Management and a B.A. degree in Statistics from Tel Aviv University.

     Rimon Ben-Shaoul has served as a director of Fundtech since August 1998. He has also served as President of Clal Industries and Investments Ltd., one of Israel's largest holding companies, which is invested primarily in the industrial and technology sectors, since May 1997. From 1985 until 1997, Mr. Ben-Shaoul served as President and as a member of the board of directors of Clal Insurance Company Ltd. Mr. Ben-Shaoul also serves as the chairman or a member of the boards of directors of several other companies in which Clal Industries and Investments Ltd. has interests. Mr. Ben-Shaoul earned a B.A. in Economics as well as an M.B.A. from Tel Aviv University.

     The Amended and Restated Articles of Association of Fundtech (the "Articles of Association"), provide that, unless otherwise resolved by an ordinary resolution of the General Meeting of Fundtech, the number of directors of Fundtech shall be between five and seven directors. The minimum number of directors is four. Officers of Fundtech serve at the discretion of the Board of Directors. Directors may be removed at any time by an ordinary resolution of the shareholders, provided the shareholders are given 21 days' notice.

     Prior to every annual ordinary meeting of Fundtech, the Board of Directors of Fundtech is to select between five and seven persons to be proposed to the shareholders of Fundtech for election as directors of Fundtech until the next annual ordinary meeting. Except for such nominees, no candidate for the office of a director may be proposed at an annual ordinary meeting of Fundtech unless not less than 72 hours and not more than 42 days prior to the date appointed for the annual ordinary meeting, a notice in writing, signed by members holding at least 10% of Fundtech's issued and outstanding shares who are entitled to attend a meeting in respect of which notice has been sent and who are entitled to vote thereat, is delivered to Fundtech stating that such members intend to propose candidates for the office of directors instead of the nominees proposed by the Board of Directors. The directors are elected by an ordinary resolution at every annual ordinary meeting, for a term of office which shall end upon the convening of the first annual ordinary meeting held after the date of their election.

     The Articles of Association provide that a director may appoint, by written notice to Fundtech, any individual to serve as an alternate director. Any alternate director shall have all of the rights and obligations of the appointing director except the power to appoint an alternate for himself. Unless the period or scope of any such appointment is limited by the appointing director, such appointment is effective for all purposes and for a period of time concurrent with the term of the appointing director. Currently, no alternate directors have been appointed.

INDEPENDENT DIRECTORS

     Under the requirements for quotation on Nasdaq, Fundtech is required to have at least two independent directors on its Board of Directors and to establish an audit committee, a majority at least of whose members are independent of management. Fundtech is in compliance with this requirement.

DUTIES UNDER THE COMPANIES ORDINANCE

     Fundtech is subject to the provisions of the Israeli Companies Ordinance (New Version), 1983, as amended (the "Companies Ordinance"). The Companies Ordinance codifies the duty of care and fiduciary duties that an "Office Holder" has to a company. An Office Holder is defined in the Companies Ordinance as a director, managing director, chief business manager, president, executive vice president, vice president, other manager directly subordinate to the managing director or any other person who fills one of the above positions in the company, even if he or she carries a different title. Each person listed in the table under "Management" set forth above (other than Mr. Ariu Levi, who is an officer of Fundtech Corp.) is an Office Holder of Fundtech Ltd.

     Under the Companies Ordinance, an Office Holder's duty of care and fiduciary duty include, among other things, avoiding any conflict of interest between the Officer Holder's position in the company and his personal or other affairs, avoiding any competition with the company, avoiding exploiting any business opportunity of the company in order to receive personal advantage for himself or herself or others and revealing to the company any information or documents relating to the company's affairs which the Office Holder has received due to his or her position as an Office Holder. Under the Companies Ordinance, all arrangements as to compensation by Fundtech of Office Holders who are not directors require approval of the Board of Directors and when the majority of the members of the Board have a personal interest, approval by the shareholders is required. Shareholder approval is also required for all arrangements relating to the compensation of directors in any capacity.

APPROVAL OF CERTAIN TRANSACTIONS UNDER THE COMPANIES ORDINANCE; AUDIT COMMITTEE

     The Companies Ordinance requires that certain transactions, actions and arrangements be approved as provided for in a company's Articles of Association. In certain circumstances, shareholder, audit committee or board of directors approval is also required. The vote required by the Audit Committee and the Board for approval of such matters, in each case, is a majority of the disinterested directors participating in a duly convened meeting.

     The Companies Ordinance's disclosure provisions require that an Office Holder of a company promptly disclose any direct or indirect "personal interest" (including a personal interest of certain relatives or of a corporation in which the Office Holder or such relative is an interested party) that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction (whether extraordinary or regular) by the company in which he or she has a personal interest. An extraordinary transaction is a transaction other than in the ordinary course of business, otherwise than on market terms or likely to have a material impact on the company's profitability, assets or liabilities. If the Office Holder's personal interest derives only from the personal interest of his relative in a regular transaction, then the Office Holder would be exempt from the above mentioned disclosure obligations.

     Once the Office Holder complies with the above disclosure requirement, the company may approve the transaction in accordance with the provisions of its Articles of Association. If the transaction is with the Office Holder or a third party in which the Office Holder has a personal interest, the approval must confirm that the transaction is not adverse to the company's interest and, in the case of a transaction with an Office Holder, the approval must also confirm that the Office Holder acted in good faith. Furthermore, if the transaction is an extraordinary transaction, then, in addition to any approval stipulated by the Articles of Association, it also must be approved by the company's Audit Committee and then by the Board of Directors (in each case, without the participation of the interested Office Holder), and, under certain circumstances, by a majority of the shareholders of the company at a general meeting.

     The Articles of Association of Fundtech provide that the Board may delegate all of its powers to such committees of the Board as it deems appropriate, subject to the provisions of the Companies Ordinance.

     For information concerning the direct and indirect personal interests of certain Office Holders and principal shareholders of Fundtech in certain transactions with Fundtech, see "Certain Relationships and Related Party Transactions."

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The Companies Ordinance provides that an Israeli company cannot exempt an officer from liability with respect to a breach of his duty of care or his fiduciary responsibilities. However, the Articles of Association of Fundtech provide that, subject to the provisions of the Companies Ordinance, Fundtech may enter into a contract for the insurance of the liability, in whole or in part, of any of its Office Holders with respect to: (i) a breach of his duty of care to Fundtech or to another person; (ii) a breach of his fiduciary duty to Fundtech, provided that the Office Holder acted in good faith and had reasonable cause to assume that his act would not prejudice the interests of Fundtech; or
(iii) a financial liability imposed upon him in favor of another person in respect of an act performed by him in his capacity as an Office Holder of Fundtech. In addition, Fundtech may indemnify an Office Holder against: (i) a financial liability imposed on him in favor of another person by any judgment, including a compromise judgment or an arbitrator's award approved by a court in respect of an act performed in his capacity as an Office Holder of Fundtech, and
(ii) reasonable litigation expenses, including attorneys' fees, incurred by such Office Holder or charged to him by a court in proceedings instituted against him by Fundtech or on its behalf or by another person, or in a criminal charge from which he was acquitted, all in respect of an act performed in his capacity as an Office Holder of Fundtech. The Articles of Association of Fundtech state that an Office Holder of Fundtech, for purposes of this Article, includes a director, a general manager, the chief executive officer, an executive vice president, a vice president, other managers directly subordinate to the general manager and any person who fills one of the above positions in Fundtech, even if he carries a different title. Fundtech has obtained directors and officers liability insurance for the benefit of Fundtech's Office Holders.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has formed an Audit and Control Committee (the "Audit Committee") and a Compensation Committee. The Audit Committee, which consists of Dr. Jay Morrison and Ms. Rina Shainski, exercises the powers of the Board of Directors with respect to the accounting, reporting and financial control practices of Fundtech. The Compensation Committee, which consists of Messrs. Boaz Misholi and Eddy Shalev, Dr. Jay Morrison and Ms. Rina Shainski, administers Fundtech's stock option plans and Fundtech's overall compensation practices.

DIRECTOR COMPENSATION

     Pursuant to its directors' stock option plan, Fundtech granted or will grant options to purchase up to 6,000 ordinary shares to each member of the board of directors.

     We do not otherwise currently compensate directors for attending meetings of the board of directors or committee meetings of the board of directors, but we do reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During 1999, the directors, officers and 10% stockholders of Fundtech became aware that Fundtech is no longer a "foreign private issuer" (as defined in the Exchange Act) and that reports of ownership and changes in ownership of Fundtech's equity securities that are required to be disclosed under Section 16(a) of the Exchange Act had not been previously reported. Fundtech has implemented a program that is intended to ensure that the required filings will be promptly made and that directors, officers and 10% stockholders comply with their Section 16(a) filing requirements on a timely basis in the future.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or distributed during the years ended December 31, 1998, 1997 and 1996 by Fundtech for services rendered by (i) Fundtech's chief executive officer and (ii) Fundtech's four most highly compensated executive officers (the "Named Executive Officers") other than the chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                                    ANNUAL          ------------
                                                 COMPENSATION        SECURITIES
                                              -------------------    UNDERLYING       ALL OTHER
NAME & PRINCIPAL POSITION              YEAR    SALARY     BONUS       OPTIONS      COMPENSATION(1)
-------------------------              ----   --------   --------   ------------   ---------------
Reuven Ben-Menachem..................  1998   $165,417   $140,000      21,000(2)        2,954
  Chief Executive Officer, President   1997    141,246      5,000          --           2,866
  and Chairman                         1996    125,000     25,000          --          43,245
Ariu Levi............................  1998     90,000     22,545          --           2,954
  President of Fundtech Corp.          1997     90,000      6,380          --           2,866
                                       1996     90,000         --          --           3,300
Joseph P. Mazzetti...................  1998    146,875     25,000      15,000           2,954
  Executive Vice President -- Sales    1997    110,000     10,000      10,500           2,866
  and Marketing                        1996    110,000         --      27,000           3,300
Michael Carus........................  1998    145,833     40,000      15,000           2,954
  Executive Vice President and Chief   1997     40,833         --      60,000             716
  Financial Officer                    1996         --         --          --              --
Gil Gadot............................  1998    115,000     20,000      10,000           2,954
  Executive Vice
  President -- Operations              1997     90,000     20,000          --           2,866
  and Technology                       1996     90,000         --      30,002          30,798

---------------
(1) Represents relocation, housing and health insurance premiums.
(2) Includes 6,000 options granted pursuant to the Director's Option Plan and 15,000 options granted pursuant to Fundtech's employee option plans.

     No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the named executive officers during any of Fundtech's last three fiscal years.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 1998. We have never granted any stock appreciation rights.

                                                  INDIVIDUAL GRANTS
                                 ----------------------------------------------------
                                   NUMBER                                                 POTENTIAL REALIZABLE VALUE
                                     OF       PERCENTAGE OF                               AT ASSUMED ANNUAL RATES OF
                                 SECURITIES   TOTAL OPTIONS                              STOCK PRICE APPRECIATION FOR
                                 UNDERLYING     GRANTED TO     EXERCISE                         OPTION TERM(4)
                                  OPTIONS      EMPLOYEES IN    PRICE PER   EXPIRATION    -----------------------------
NAME                              GRANTED     FISCAL YEAR(2)   SHARE(3)       DATE            5%              10%
----                             ----------   --------------   ---------   ----------    ------------    -------------
Reuven Ben-Menachem............    15,000(1)       2.4%         $11.625     10/19/03       $48,176         $106,458
                                    6,000(5)       1.0%          16.750      8/12/03        27,766           61,356
Ariu Levi......................        --           --               --           --            --               --
Joseph Mazzetti................    15,000(1)       2.4%          11.625     10/19/03        48,176          106,458
Michael Carus..................    15,000(1)       2.4%          11.625     10/19/03        48,176          106,458
Gil Gadot......................    10,000(1)       1.6%          11.625     10/19/03        32,117           70,972

---------------
(1) Each option represents the right to purchase one ordinary share. These options were granted pursuant to Fundtech's employee option plans on October 20, 1998. All of the options vest at a rate of 12.5% every six months.

(2) In the year ended December 31, 1998, we granted options to employees and directors to purchase an aggregate of 624,438 ordinary shares, including options to purchase an aggregate of 42,000 ordinary shares granted to Fundtech's directors.

(3) The exercise price on the date of grant was equal to 100% of the fair market value of the ordinary shares on the date of grant.

(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent an estimate or projection of our future ordinary share prices. These amounts represent certain assumed rates of appreciation in the value of our ordinary shares from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the ordinary shares and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

(5) Each option represents the right to purchase one ordinary share. These options were granted to Reuven Ben-Menachem as a director on August 13, 1998 pursuant to the Directors' Option Plan. The options vest at a rate of 25% every three months.

   OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes for each of the Named Executive Officers option exercises during fiscal 1998, including the aggregate value of gains on the date of exercise, the total number of unexercised options for ordinary shares, if any, held at December 31, 1998 and the aggregate dollar value of unexercised in-the-money options for ordinary shares, if any, held at December 31, 1998. Value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying ordinary shares on December 31, 1998, which was $20.625 per share. These values have not been, and may never be, realized, as these options have not been, and may never be, exercised. Actual gains, if any, upon exercise will depend on the value of ordinary shares on the date of any exercise of options.

                                                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED          IN-THE MONEY OPTIONS
                                                       OPTIONS AT FISCAL YEAR-END         AT FISCAL YEAR-END
                          SHARES ACQUIRED    VALUE     ---------------------------   ----------------------------
NAME                        ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                      ---------------   --------   -----------   -------------   -----------    -------------
Reuven Ben-Menachem.....          --             --       1,500             19,500    $  5,813        $152,438
Ariu Levi...............          --             --          --                 --          --              --
Joseph Mazzetti.........          --             --      24,187             28,313     438,564         371,998
Michael H. Carus........      10,000        $79,200       5,000             60,000      86,475         913,275
Gil Gadot...............          --             --      22,501             17,501     411,656         227,231

EMPLOYMENT AGREEMENTS

     On November 25, 1997, Fundtech entered into an employment agreement with Reuven Ben-Menachem engaging him as the Chairman of the Board and Chief Executive Officer of Fundtech and of Fundtech Corporation. The initial term of Mr. Ben-Menachem's employment commenced on January 1, 1998 and continues until December 31, 1999, unless renewed. Mr. Ben-Menachem's agreement sets forth his annual base salary ($160,000) and eligibility for bonuses based on Fundtech's achievement of certain performance goals. Fundtech may terminate Mr. Ben-Menachem without cause, in which case Mr. Ben-Menachem would receive severance payment in the amount equal to his then current base salary for a period of six (6) months, plus the pro-rata portion of his bonus for such year. Mr. Ben-Menachem's base salary is reviewed annually and any increases to his base salary require the approval of the compensation committee. Mr. Ben-Menachem's employment agreement incorporates a non-competition and confidentiality agreement entered into on February 2, 1995.

     Fundtech does not currently have any written employment contracts in effect with any of the Named Executive Officers other than Reuven Ben-Menachem, its chief executive officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee for the fiscal year ended December 31, 1998 were Messrs. Boaz Misholi and Eddy Shalev and Dr. Jay Morrison. No member of the Compensation Committee is an officer or employee of Fundtech. The responsibilities of the Compensation Committee include administering Fundtech's stock plans and approving the base compensation of Mr. Reuven Ben-Menachem.

STOCK OPTION PLANS

     Pursuant to a resolution of Fundtech's Board of Directors, a total of 1,300,000 ordinary shares have been reserved for the granting of options to employees of Fundtech Ltd. and Fundtech Corp. As of March 24, 1999, 1,005,705 options were outstanding, 112,578 options have been exercised and 181,717 options are available to be issued. These options have been reserved and granted pursuant to the following plans:

  1996 Stock Option Plans

     In April 1996, the Board of Directors adopted a resolution to reserve 423,003 ordinary shares for the exercise of options which Fundtech intends to grant to employees of Fundtech Ltd. and employees of Fundtech Corp. pursuant to two separate plans.

     The first plan for the employees of Fundtech Ltd., the 1996 Employee Stock Option Plan for Employees of Fundtech Ltd. (the "102 Plan"), adopted in May 1996, provides for the granting of up to 150,753 ordinary shares under Section 102 of the Israel Income Tax Ordinance ("Section 102"). Pursuant to Section 102 and the rules promulgated thereunder (including the requirement that the options and/or the resulting shares be deposited with a trustee for at least two years), the tax on the benefit arising to the employee from the grant and exercise of options as well as from the allotment of ordinary shares under these options is deferred until the transfer of the options and/or ordinary shares to the employee's name or upon sale of those options and/or ordinary shares. Fundtech will be allowed to claim as an expense for tax purposes the amounts credited to the employees as a benefit upon sale of the shares allotted under the plan at a price exceeding the exercise price, when the related capital gains tax is payable by the employee. The options granted under the 102 Plan vest over a period of four years and expire five years from the date of grant. Options with respect to 34,500 ordinary shares originally authorized under the 102 Plan became subject to a resolution adopted by the Board of Directors on December 31, 1997 (the "December 1997 Resolution"), discussed more fully below.

     The second plan for the employees of Fundtech Corp. and employees of Fundtech Ltd., the 1996 Stock Option Plan for Employees at Fundtech Ltd. and Employees of Fundtech Corp. (the "1996 U.S. Plan"), adopted in October 1996, provides for the granting of up to 272,250 ordinary shares. The options granted under the U.S. Plan vest over a period of four years and expire five years from the date of grant. Options with respect to 36,750 ordinary shares originally authorized under the U.S. Plan became subject to the December 1997 Resolution, discussed more fully below.

  1997 Stock Option Plans

     On September 2, 1997, the Board of Directors adopted a resolution to reserve 225,000 ordinary shares for the exercise of options which Fundtech intends to grant to its employees pursuant to the Fundtech 1997 Stock Option Plan (the "1997 U.S. Plan"). In April and July 1998, the Board of Directors adopted resolutions to reserve an aggregate of an additional 240,000 ordinary shares for the exercise of options to be granted under the 1997 U.S. Plan. The options under the 1997 U.S. Plan vest over a period of four years and expire five years from the date of grant.

     On December 31, 1997, the Board of Directors adopted the December 1997 Resolution. The December 1997 Resolution governs the method by which a total of 71,150 options reserved by prior plans are to be granted (the "1997 Israel Plan"). The 71,150 options governed by the December 1997 Resolution consist of:
(i) 34,500 options which previously had been reserved under the 102 Plan, but which had not vested in employees as well as (ii) 36,750 options which previously had been reserved under the U.S. Plan. In July 1998, the Board of Directors adopted a resolution to reserve an additional 40,000 ordinary shares for the exercise of options to be granted under the 1997 Israel Plan.

     The Board of Directors has reserved an additional 329,997 ordinary shares for the exercise of options to be allocated among the 1997 U.S. Plan and the 1997 Israel Plan.

     On October 20, 1998, the Board of Directors repriced all stock options (other than those held by Directors or the Named Executive Officers) with an exercise price of more than $11.625 to an exercise price of $11.625 (the then current market price of the ordinary shares).

  Directors' Stock Option Plan

     On May 18, 1998, Fundtech agreed to grant options to purchase an aggregate of 42,000 ordinary shares to members of the Board of Directors. The options were granted following the election of a Board of Directors at Fundtech's annual general meeting of the shareholders in August 1998. These options vest over a period of one year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the ordinary shares as of March 24, 1999, and as adjusted to reflect the sale of the ordinary shares in this offering, by (i) all directors,
(ii) all executive officers, (iii) all directors and executive officers as a group, and (iv) each person who is known by Fundtech to own beneficially more than 5% of its outstanding ordinary shares. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Fundtech Ltd., Beit Habonim, 2 Habonim Street, Ramat Gan, Israel.

                                                                                     PERCENTAGE
                                                                                 BENEFICIALLY OWNED
                                                       NUMBER OF SHARES      ---------------------------
                                                      BENEFICIALLY OWNED       BEFORE           AFTER
NAME OF BENEFICIAL OWNER                             PRIOR TO OFFERING(1)    OFFERING(2)     OFFERING(2)
------------------------                             --------------------    -----------     -----------
DIRECTORS
Aura Investments Ltd.(3)...........................        1,144,590             10.5%            8.5%
Boaz Misholi(4)....................................        1,149,090             10.5%            8.6%
Clal Industries and Investments(5).................        2,168,297             19.9%           16.2%
Rina Shainski(6)...................................        2,168,297             19.9%           16.2%
Rimon Ben-Shaoul(7)................................        2,172,297             19.9%           16.2%
Reuven Ben-Menachem(8).............................          365,243              3.3%            2.7%
Jerusalem Pacific Ventures(9)......................          111,325              1.0%              *%
Jay B. Morrison(10)................................          115,825              1.0%              *%
Eddy Shalev(11)....................................           62,764                *               *
George M. Lieberman................................               --               --              --
EXECUTIVE OFFICERS
Ariu Levi(12)......................................          414,150              3.8%            3.1%
Gil Gadot(13)......................................          127,955              1.2%              *
Joseph Mazzetti(14)................................           17,750                *               *
Michael Carus(15)..................................            9,375                *               *
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (10
  PERSONS).........................................        4,434,994             40.4%           32.9%

---------------
   * Less than one percent.

 (1) Except as otherwise noted and pursuant to applicable community property laws, each person or entity named in the table has sole voting and investment power with respect to all ordinary shares listed as owned by such person or entity. Shares beneficially owned included shares that may be acquired pursuant to the exercise of fully vested options that are exercisable through May 23, 1999.

 (2) Based on 10,897,968 ordinary shares outstanding prior to this offering. The percentage of shares beneficially owned after the offering gives effect to the sale of 2,500,000 ordinary shares offered hereby by Fundtech, assuming no exercise of the underwriters' over-allotment option. Ordinary shares deemed beneficially owned by virtue of the rights of any person or group to acquire such shares within 60 days of the date of this prospectus are treated as outstanding only for purposes of determining the percentage owned by such person or group.

 (3) Consists of 1,144,590 ordinary shares held by Aura Investments Ltd. ("Aura"), of which Mr. Misholi is Chairman of the Board and Chief Executive Officer. Mr. Misholi disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein.

 (4) Includes 1,144,590 ordinary shares held by Aura, of which Mr. Misholi is Chairman of the Board and Chief Executive Officer. Mr. Misholi disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein. Also includes options to purchase 4,500 ordinary shares granted pursuant to the Directors' Option Plan.

 (5) Consists of 2,168,297 ordinary shares held by Clal Industries and Investments Ltd. ("Clal"), of which Mr. Ben-Shaoul is President. The address of Clal is Clal Atidim Tower, Building No. 4, Tel Aviv 61581, Israel. Mr. Ben-Shaoul disclaims beneficial ownership of the shares held by Clal.

 (6) Consists of 2,168,297 ordinary shares owned by Clal. Ms. Shainski disclaims beneficial ownership of the shares held by Clal.

 (7) Includes 2,168,297 ordinary shares owned by Clal, of which Mr. Ben-Shaoul is President. Mr. Ben-Shaoul disclaims beneficial ownership of the shares held by Clal. Also includes options to purchase 4,500 ordinary shares granted pursuant to the Directors' Option Plan.

 (8) Includes options to purchase 4,500 ordinary shares granted pursuant to the Directors' Option Plan. Also includes 1,593 ordinary shares issuable upon the exercise of options held by Mr. Ben-Menachem's spouse, who is an employee of Fundtech.

 (9) Consists of 111,325 ordinary shares held by Jerusalem Pacific Ventures, which is affiliated with Newbury Ventures, Inc., of which Dr. Morrison is a General Partner. Mr. Morrison disclaims beneficial ownership of such shares except to the extent of his proportionate pecuniary interest therein.

(10) Includes 111,325 ordinary shares held by Jerusalem Pacific Ventures, which is affiliated with Newbury Ventures, Inc., of which Dr. Morrison is a General Partner. Mr. Morrison disclaims beneficial ownership of such shares except to the extent of his proportionate pecuniary interest therein. Also includes options to purchase 4,500 ordinary shares granted pursuant to the Directors' Option Plan.

(11) Consists of 11,621 ordinary shares held by Mr. Shalev and options to purchase 4,500 ordinary shares granted pursuant to the Directors' Option Plan and 14,963 and 31,680 ordinary shares owned by Genesis Partners I (Cayman) L.P. and Genesis Partners I L.P., respectively, of which Mr. Shalev is a general partner. Mr. Shalev disclaims beneficial ownership of the shares held by Genesis Partners I (Cayman) L.P. and Genesis Partners I L.P., except to his proportionate pecuniary interest therein.

(12) The address of Ariu Levi is c/o Fundtech Corporation, 428 McCormick Street, San Leandro, California 94577.

(13) Includes 22,001 and 2,625 ordinary shares issuable upon the exercise of options held by Mr. Gadot and his wife, respectively.

(14) Consists of options to purchase 17,750 ordinary shares.

(15) Consists of options to purchase 9,375 ordinary shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTION GRANTS

     Between May 15, 1996 and October 7, 1996, Fundtech granted to certain executive officers options to purchase an aggregate of 117,004 ordinary shares at an exercise price of $2.33 per share. Such options vest over four years and expire five years following the date of grant.

     Between May 22, 1997 and September 17, 1997, Fundtech granted to certain executive officers options to purchase an aggregate of 93,000 ordinary shares at an exercise price of $3.33 per share. Such options vest over four years and expire five years from the date of grant.

     Between September 18, 1997 and May 1, 1998, Fundtech granted to certain executive officers options to purchase an aggregate of 50,000 ordinary shares at an exercise price of $21.00 per share. In October 1998, these options were repriced at the then current market price for the ordinary shares of $11.625. Such options vest over four years and expire five years from the date of grant.

     On May 18, 1998, Fundtech agreed to grant options to purchase an aggregate of 42,000 ordinary shares to members of the Board of Directors. These grants were made following the election of a Board of Directors at Fundtech's annual general meeting of the shareholders in August 1998. The options vest over a period of one year.

     On October 20, 1998, Fundtech granted certain executive officers options to purchase an aggregate of 98,750 ordinary shares at an exercise price of $11.625 per share. Such options vest over four years and expire five years from the date of grant.

REGISTRATION RIGHTS

     Fundtech has entered into agreements with some of its existing shareholders entitling them to certain registration rights (relating to 2,000,787 ordinary shares). Pursuant to such agreements, Fundtech's existing shareholders will each have the right, exercisable at any time within four years from the date of IPO, to demand one registration of their shares under the Securities Act. In addition, each of the parties to such agreements (other than Fundtech) will have the right to have its shares included in certain registration statements of Fundtech.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

  Financial Statements

    Consolidated Financial Statements of Fundtech Ltd. for the three years ended December 31, 1998.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   22
Consolidated Balance Sheets.................................   23
Consolidated Statements of Operations.......................   24
Statements of Changes in Shareholders' Equity...............   25
Consolidated Statements of Cash Flows.......................   26
Notes to Consolidated Financial Statements..................   27

     All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULES

     The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) REPORTS ON FORM 8-K

     Fundtech did not file any reports on Form 8-K during the quarter ended December 31, 1998.

EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  3.1      Amended Memorandum of Association of Registrant*
  3.2      Amended and Restated Articles of Association of Registrant*
  4.1      Form of Ordinary Share Certificate*
  4.2      Form of Registration Rights*
 10.1      Software License, Maintenance Services and Training
           Agreement, dated February 28, 1997, by and between CheckFree and Fundtech*+
 10.2      Software Development, Licensing and Maintenance Agreement,
           dated September 26, 1997, by and between Merrill Lynch and
           Fundtech*+
 10.3      Development and Distribution License Agreement, dated August
           15, 1997, by and between Compaq and Fundtech*+
 10.4      Fundtech Ltd. 1996 Employee Stock Option Plan for the
           Employees of Fundtech Ltd.*
 10.5      Fundtech Ltd. 1996 Employee Stock Option Plan for the
           Employees of Fundtech Ltd. and the Employees of Fundtech
           Corp.*
 10.6      Fundtech Ltd. 1997 Stock Option Plan for Fundtech
           Corporation*
 10.7      Fundtech Ltd. December 1997 Israeli Share Option Plan
           (English summary)*
 10.8      Loan Agreement, dated March 1993, between Fundtech and Aura
           Investments Research & Development Ltd., as amended (English summary)*
 10.9      Grant Approvals issued by the Chief Scientist to Fundtech
           (English summary of representative approval)*
 10.10     Grant Approvals issued by the Marketing Fund to Fundtech
           (English summary)*
 10.11     Asset Purchase Agreement between CheckFree Corporation and
           Fundtech Ltd., dated as of April 20, 1998**
 10.12     Employment Agreement between Reuven Ben-Menachem and
           Fundtech Corporation, dated November 25, 1997
 10.13     Lease Agreement relating to Fundtech's Facility in Ramat
           Gan, Israel (English summary)
 10.14     Lease Agreement relating to Fundtech's Facility in Atlanta,
           Georgia
 21        Subsidiaries of Registrant
 23.1      Consent of Kost, Forer & Gabbay
 27.1      Financial Date Schedule for the year ended December 31, 1998

---------------
 * Previously filed as an exhibit to the Registrant's Registration Statement on Form F-1, as amended, dated March 13, 1998, and incorporated herein by reference.
** Previously filed as an exhibit to the Registrant's Report on Form 6-K, dated
   April 30, 1998, and incorporated herein by reference.
 + Certain portions of this agreement have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                          FUNDTECH LTD.

                                          By: /s/ REUVEN BEN-MENACHEM
                                            ------------------------------------
                                            Name: Reuven Ben-Menachem
                                            Title: Chairman of the Board of
                                                   Directors, Chief
                                               Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                                     TITLE                         DATE
---------                                                     -----                         ----

         /s/ REUVEN BEN-MENACHEM            Chairman of the Board of Directors, Chief  March 30, 1999
------------------------------------------  Executive Officer and President
           Reuven Ben-Menachem

                                            Director                                   March 30, 1999
------------------------------------------
Boaz Misholi

/s/ JAY B. MORRISON                         Director                                   March 30, 1999
------------------------------------------
Jay B. Morrison

/s/ EDDY SHALEV                             Director                                   March 30, 1999
------------------------------------------
Eddy Shalev

/s/ GEORGE M. LIEBERMAN                     Director                                   March 30, 1999
------------------------------------------
George M. Lieberman

/s/ RINA SHAINSKI                           Director                                   March 30, 1999
------------------------------------------
Rina Shainski

/s/ RIMON BEN-SHAOUL                        Director                                   March 30, 1999
------------------------------------------
Rimon Ben-Shaoul

/s/ MICHAEL CARUS                           Executive Vice President and Chief         March 30, 1999
------------------------------------------  Financial Officer (principal financial
Michael Carus                               and accounting officer)

Authorized Representative in the United States:

FUNDTECH CORP.

/s/ REUVEN BEN-MENACHEM
------------------------------------------
Reuven Ben-Menachem,                                                                   March 30, 1999
Chief Executive Officer

                                 EXHIBIT INDEX

  EXHIBIT NO.   EXHIBIT
  -----------   -------
         3.1    Amended Memorandum of Association of Registrant*
         3.2    Amended and Restated Articles of Association of Registrant*
         4.1    Form of Ordinary Share Certificate*
         4.2    Form of Registration Rights*
        10.1    Software License, Maintenance Services and Training
                Agreement, dated February 28, 1997, by and between CheckFree and Fundtech*++
        10.2    Software Development, Licensing and Maintenance Agreement,
                dated September 26, 1997, by and between Merrill Lynch and
                Fundtech*++
        10.3    Development and Distribution License Agreement, dated August
                15, 1997, by and between Compaq and Fundtech*++
        10.4    Fundtech Ltd. 1996 Employee Stock Option Plan for the
                Employees of Fundtech Ltd.*
        10.5    Fundtech Ltd. 1996 Employee Stock Option Plan for the
                Employees of Fundtech Ltd. and the Employees of Fundtech
                Corp.*
        10.6    Fundtech Ltd. 1997 Stock Option Plan for Fundtech
                Corporation*
        10.7    Fundtech Ltd. December 1997 Israeli Share Option Plan
                (English summary)*
        10.8    Loan Agreement, dated March 1993, between Fundtech and Aura
                Investments Research & Development Ltd., as amended (English summary)*
        10.9    Grant Approvals issued by the Chief Scientist to Fundtech
                (English summary of representative approval)*
        10.10   Grant Approvals issued by the Marketing Fund to Fundtech
                (English summary)*
        10.11   Asset Purchase Agreement between CheckFree Corporation and
                Fundtech Ltd., dated as of April 20, 1998**
        10.12   Employment Agreement between Reuven Ben-Menachem and
                Fundtech Corporation, dated November 25, 1997
        10.13   Lease Agreement relating to Fundtech's Facility in Ramat
                Gan, Israel (English summary)
        10.14   Lease Agreement relating to Fundtech's Facility in Atlanta,
                Georgia
        21      Subsidiaries of Registrant
        23.1    Consent of Kost, Forer & Gabbay
        27.1    Financial Data Schedule for the year ended December 31, 1998

---------------
 * Previously filed as an exhibit to the Registrant's Registration Statement on Form F-1, as amended, dated March 13, 1998, and incorporated herein by reference.
** Previously filed as an exhibit to the Registrant's Report on Form 6-K, dated
   April 30, 1998, and incorporated herein by reference.
 ++ Certain portions of this agreement have been omitted pursuant to a request for confidential treatment.