Form 10-Q
period 1999-03-31
FUNDTECH LTD
filed 1999-05-17
CIK 1054836

                                 FUNDTECH LTD.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                            Page

                      PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements                     3

                 Condensed Consolidated Balance Sheets as of
                 March 31, 1999 (Unaudited) and December 31, 1998              3

                 Condensed Consolidated Statements of Operations (Unaudited)
                 for the Three Months Ended March 31, 1999 and March 31, 1998  4

                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                 for the Three Months Ended March 31, 1999 and March 31, 1998  5

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                                   6

Item 2.        Management's Discussion and Analysis of Financial               7
               Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

                        PART II        OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                       12

Item 6.        Exhibits and Report on Form 8-K                                13

               Signatures                                                     14

                                     PART I
                             FINANCIAL INFORMATION

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


Item 1.  Condensed Consolidated Financial Statements

                                                  March 31,             December 31,
                                                     1999                   1998
                                                 ------------           ------------
                                                 (unaudited)
                     ASSETS
Current assets:
Cash and cash equivalents                        $ 12,014                $ 13,019
Trade receivables, net                             12,282                  12,040
Other accounts receivable and
 prepaid expenses                                   1,626                     579
                                                 ------------           ------------
Total current assets                               25,922                  25,638
                                                 ------------           ------------
Long-Term Trade Receivables                           593                     244
Property and equipment, net                         4,740                   3,759
Other assets, net                                   2,886                   2,963
                                                 ------------           ------------
Total assets                                     $ 34,141                $ 32,604
                                                 ============           ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables                                   $  2,221                $  1,386
Deferred revenues and accrued expenses              4,290                   6,112
                                                 ------------           ------------
Total current liabilities                           6,511                   7,498
                                                 ------------           ------------

Other liabilities                                      71                      58
                                                 ------------           ------------
Shareholders' equity:
Share capital                                          34                      34
Additional paid-in capital                         42,358                  41,664
Deferred compensation                                (196)                   (219)
Accumulated deficit                               (14,637)                (16,431)
                                                 ------------           ------------
Total shareholders' equity                         27,559                  25,048
                                                 ------------           ------------
Total liabilities and shareholders' equity       $ 34,141                $ 32,604
                                                 ============           ============

      See notes to condensed consolidated financial statements (unaudited)



                                      (3)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                          Three months ended
                                                March 31,
                                        -----------------------
                                           1999        1998
                                        ----------   ----------
Revenues:
Software license fees                  $     4,622   $    2,018
Maintenance and services fees                2,808          685
Hardware sales                                 471          325
                                        ----------   ----------
Total revenues                               7,901        3,028
                                        ----------   ----------
Cost of revenues:
Software license costs                          30           67
Maintenance and services costs               1,649          294
Hardware costs                                 372          277
                                        ----------   ----------
Total cost of revenues                       2,051          638
                                        ----------   ----------
Gross profit                                 5,850        2,390
                                        ----------   ----------
Operating expenses:
Software development                         2,337        1,267
Selling and marketing, net                   1,095          545
General and administrative                     748          425
                                        ----------   ----------
Total operating expenses                     4,180        2,237
                                        ----------   ----------
Income from operations                       1,670          153
Financial income, net                          124           78
                                        ----------   ----------
Net income                             $     1,794  $       231
                                        ==========   ==========
Net income used in computing
income per share:                      $     1,794  $       231
                                        ==========   ==========
Basic income per share                 $      0.17  $      0.03
                                        ==========   ==========
Diluted income per share               $      0.16  $      0.03
                                        ==========   ==========
Shares used in computing:
Basic income per share                  10,845,658    8,308,000
                                        ==========   ==========
Diluted income per share                11,554,345    8,885,000
                                        ==========   ==========

      See notes to condensed consolidated financial statements (unaudited)


                                       (4)

                       FUNDTECH LTD AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                        THREE MONTHS
                                                                                           ENDED
                                                                                          MARCH 31,
                                                                                     ------------------
                                                                                      1999        1998
                                                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................ $ 1,794     $  231
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization...................................................     281         63
    Amortization of deferred compensation...........................................      23         16
    Appreciation (erosion) of loan payable to a related party.......................      --         (4)
    Increase in other liabilities...................................................      13          4
    Increase in trade receivables...................................................    (242)      (752)
    Decrease (increase) in other accounts receivable and prepaid expenses...........  (1,047)       250
    Decrease (increase) in long-term trade receivables..............................    (349)         7
    Increase (decrease) in trade payables...........................................     835       (399)
    Increase (decrease) in deferred revenues and accrued expenses...................  (1,822)       222
                                                                                      ------     ------
 Net cash used in operating activities..............................................    (514)      (362)
                                                                                      ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Realization of short-term deposits..............................................      --      2,694
    Purchase of fixed assets........................................................  (1,185)      (175)
                                                                                      ------     ------
  Net cash provided by (used in) investing activities...............................  (1,185)     2,519
                                                                                      ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash held on behalf of related parties..........................................      --      1,343
    Proceeds from the issuance of share capital and exercise of
       stock options and warrants, net..............................................     694     30,785
    Proceeds from receipts on account of shares.....................................      --         30
    Short-term bank credit, net.....................................................      --       (250)
                                                                                      ------     ------
  Net cash provided by financing activities.........................................     694     31,908
                                                                                      ------     ------
Increase (decrease) in cash and cash equivalents....................................  (1,005)    34,065
Cash and cash equivalents at the beginning of the period............................  13,019      1,573
                                                                                      ------     ------
Cash and cash equivalents at the end of the period.................................. $12,014    $35,638
                                                                                      ======     ======
Non-cash investing and financing information:
Purchase of fixed assets by credit.................................................. $    --    $    43
                                                                                      ======     ======
Unpaid share capital issuance expenses.............................................. $    --    $   956
                                                                                      ======     ======

      See notes to condensed consolidated financial statements (unaudited)

                                      (5)

                                  FUNDTECH LTD

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

         The condensed consolidated financial statements as of and for the three months ended March 31, 1999 include the results of operations of the Company's wholly owned subsidiary in England. This subsidiary commenced operations on January 6, 1999.

2.       NET INCOME PER SHARE

         Basic net income per share is computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. A reconciliation of the numerators and denominators used in computing the basic and diluted net income per share is as follows:

                                                   Three months ended
                                                         March 31,
                                                    1999         1998
                                                    ----         ----
                                               (U.S. dollars in thousands,
                                                  except share amounts)
         Numerator:

          Numerator for basic
           And diluted per share
           Amounts - net income                       1,794         231

         Denominator:
          Denominator for basic
          Net income per share
          Weighted average shares                10,845,658   8,308,000

         Effect of dilutive stock
         options and warrants                       708,687     577,000

         Denominator for dilutive
          Net income per share
          Weighted average shares
          And assumed conversions                11,554,345   8,885,000


3.       SUBSEQUENT EVENTS

         On April 30, 1999, the Company completed a public offering of 2,900,000 Ordinary Shares, which raised net proceeds in the amount of approximately $92.8 million (assuming no exercise of the underwriters' over-allotment option which expires on May 31, 1999).


                                      (6)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS


The following table sets forth certain financial data and the percentage total revenue of the Company for the periods indicated:

                                                     Three months ended
                                                          March 31,
                                           -------------------------------------
                                                    % of                % of
                                            1999    Revenues    1998    Revenues
                                           ------   --------   ------   --------
Revenues:
Software license fees                      $4,622      58.5%   $2,018      66.7%
Maintenance and services fees               2,808      35.5       685      22.6
Hardware sales                                471       6.0       325      10.7
                                           ------     -----     -----     -----
Total revenues                              7,901     100.0     3,028     100.0
                                           ------     -----     -----     -----

Cost of revenues:
Software license costs                         30       0.4        67       2.2
Maintenance and services costs              1,649      20.9       294       9.7
Hardware costs                                372       4.7       277       9.2
                                           ------     -----     -----     -----
Total cost of revenues                      2,051      26.0       638      21.1
                                           ------     -----     -----     -----


Gross profit                                5,850      74.0     2,390      78.9
                                           ------     -----     -----     -----


Operating expenses:
Software development                        2,337      29.5     1,267      41.8
Selling and marketing, net                  1,095      13.9       545      18.0
General and administrative                    748       9.5       425      14.1
                                           ------     -----     -----     -----
Total operating expenses                    4,180      52.9     2,237      73.9
                                           ------     -----     -----     -----


Income from operations                      1,670      21.1       153       5.0
Financial income, net                         124       1.6        78       2.6
                                           ------     -----     -----     -----


Net income                                 $1,794      22.7%     $231       7.6%
                                           ======     =====     =====     =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

SOFTWARE LICENSE FEES. Software license fees consist of revenues derived from software license agreements entered between Fundtech and its customers. Software license fees increased by $2,604,000 to $4,622,000 in the three months ended March 31, 1999 from $2,018,000 for the three months ended March 31, 1998, an increase of 129%. This increase was attributable to the sale of new product offerings such as Global CASHstar and PAYplus RTGS, Fundtech's international payment system, and due to the revenue generated from the businesses acquired from CheckFree including the Access and InfoVue cash management products.

MAINTENANCE AND SERVICES FEES. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the system. Maintenance and services fees increased by $2,123,000 to $2,808,000 in the three months ended March 31, 1999 from $685,000 in the three months ended March 31, 1998, an increase of 310%. The increase is commensurate with the increase in systems sold during this period and due to the revenue generated from maintenance and services fees relating to the products included in the acquired CheckFree businesses.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales increased by $146,000 to $471,000 in the three months ended March 31, 1999 from $325,000 in the three months ended March 31, 1998, an increase of 45%. Hardware sales increased due to the increase in the price and number of systems sold with hardware.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals and shipping. Software license costs decreased by $37,000 to $30,000 in the three months ended March 31, 1999 from $67,000 in the three months ended March 31, 1998, a decrease of 55%. The gross margin of software license fees increased from 97% in the three months ended March 31, 1998 to 99% in the three months ended March 31, 1999. The increase in gross margin is attributable to the decrease in royalty payments as a percentage of total sales as certain of Fundtech's product offerings are not royalty-bearing.

MAINTENANCE AND SERVICES COSTS. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $1,355,000 to $1,649,000 in the three months ended March 31, 1999 from $294,000 in the three months ended March 31, 1998, an increase of 461%. The gross margin on maintenance and services fees decreased from 57% in the three months ended March 31, 1998 to 41% in the three months ended March 31, 1999. The decrease on gross margin was primarily due to an increase in personnel associated with the businesses acquired from CheckFree.

                                      (7)

HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales increased by $95,000 to $372,000 in the three months ended March 31, 1999 from $277,000 in the three months ended March 31, 1998, an increase of 34%. This increase is commensurate with the increase in hardware sales by Fundtech in the three months ended March 31, 1999.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products and product enhancements. Software development expenses increased by $1,070,000 to $2,337,000 in the three months ended March 31, 1999 from $1,267,000 in the three months ended March 31, 1998, an increase of 84%. The increase in software development costs is principally related to the development of new product offerings by Fundtech such as PAYplus RTGS, Access.pro and Global CASHstar as well as enhancements to certain of Fundtech's existing products. In the three months ended March 31, 1998 and 1999 Fundtech did not receive grants from the Government of Israel.

SELLING AND MARKETING, NET. Selling and marketing expenses increase by $550,000 to $1,095,000 in the three months ended March 31, 1999 from $545,000 in the three months ended March 31, 1998, an increase of 101%. However, selling and marketing expenses as a percentage of revenues decreased from 18% in March 31, 1998 to 14% in the three months ended March 31, 1999 due to the increase in sales attributable to each salesperson and an increase in the overall average sale price.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $323,000 to $748,000 in the three months ended March 31, 1999 from $425,000 in the three months ended March 31, 1998 an increase of 76%. As a percentage of total revenues general and administrative expenses declined to 10% compared with 14% in the same period in 1998. This decrease is primarily attributable to increased operating efficiencies.

FINANCIAL INCOME, NET. Net financial income increased by $46,000 to $124,000 in the three months ended March 31, 1999 from $78,000 in the three months ended March 31, 1998 an increase of 59%. The increase of the financial income is due mainly to interest earned on cash received from our March 1998 initial public offering.



LIQUIDITY AND CAPITAL RESOURCES

         Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $42.0 million including net proceeds from the IPO in the amount of approximately $29.0 million, grants from the Government of Israel and borrowings from banks.

         As of March 31, 1999 Fundtech's working capital was $19.4 million. Cash and cash equivalents were $12.0 million and $35.6 million at March 31, 1999 and 1998, respectively. Fundtech's utilized net cash from operations amounting to $514,000 for the three months ended March 31, 1999 and utilized $362,000 for the three months ended March 31, 1998.

         In April 1998, Fundtech acquired the CheckFree businesses for approximately $18.8 million in cash including expenses.

         On April 30, 1999 Fundtech completed a second public offering of 2,900,000 Ordinary Shares, which raised net proceeds in the amount of approximately $92.8 million.

         Fundtech believes that cash on hand and cash flows from operations during the remainder of 1999 together with the proceeds from the April 30, 1999 offering will provide adequate financial resources to finance Fundtech's current operations and the planned expansion of its operations for the foreseeable future. However, in the event that Fundtech makes one or more acquisitions for consideration consisting of all or a substantial part of Fundtech's available cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.


                                      (8)

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

      The software product section of Fundtech's compliance program includes all Fundtech software products licensed by Fundtech's customers. As of May 9, 1999 substantially all of Fundtech's software products had been assessed for Year 2000 compliance. The software repair and testing phases began in June 1997. The assessment phase will be repeated periodically through January 2000 to verify that any changes made to Fundtech's existing software do not bring any of Fundtech's software components out of Year 2000 compliance. The repair and testing steps will be repeated as necessary depending on the outcome of the periodic assessments. Both phases are dependent on the availability of Year 2000 compliant versions of software from some external vendors. If Fundtech's testing uncovers any material Year 2000 compliance issues in any widely-used versions of our software, it may be necessary for Fundtech to upgrade all affected customers to a newer version of Fundtech's software which is Year 2000 compliant.

      The infrastructure section of our compliance program consists of hardware and software used by Fundtech's staff in the course of operating its business. We estimate that as of May 9, 1999 this phase was 95% complete. The repair/replacement phase and testing phase are both expected to be completed by June 1999, although both phases are dependent on the availability of Year 2000 compliant versions of certain software and hardware.

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

      Fundtech expects that its employees will perform all significant work for the Year 2000 project described above. Fundtech does not anticipate hiring any additional employees, nor does Fundtech anticipate incurring any significant consulting expenses for the Year 2000 project. The cost of software tools and consulting expenses used for detection of Year 2000 compliance problems and repair of affected software is not currently expected to exceed $500,000. There have been no material changes to the Company's costs estimates during the first quarter of 1999.

      Contingency planning has not yet begun for either section, but Fundtech expects preliminary contingency plans to be completed by June 1999.

                                     (10)

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


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

      Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Fundtech to significant market risk.




                                       (11)

                                  FUNDTECH LTD
                                    PART II
                               OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds

               (a)  Not applicable.

               (b)  Not applicable.

               (c) Between January 1, 1999 and March 31, 1999, Fundtech granted to officers and employees options to purchase an aggregate of 79,500 ordinary shares at exercise prices ranging from $19.25 to $22.00 per share.

               (d) The effective date of the registration statement (No. 333-8304) for Fundtech's initial public offering of its ordinary shares, NIS .01 par value, was March 13, 1998. The offering commenced on March 16, 1998, and terminated after the sale of all the securities registered. The managing underwriter of the offering was BancAmerica Robertson Stephens. Fundtech registered 3,450,000 ordinary shares in the offering, including shares issued pursuant to the exercise of the underwriters' over-allotment option. Of such shares, Fundtech sold 2,587,500 ordinary shares at an aggregate offering price of $33.6 million ($13.00 per share) and certain selling shareholders sold an aggregate of 862,500 ordinary shares at an aggregate offering price of $11.2 million ($13.00 per share). Under the terms of the offering, Fundtech incurred underwriting discounts of $2.4 million. Fundtech incurred expenses of $2.5 million in connection with the offering. None of the amounts were paid directly or indirectly to any director, officer, general partner of Fundtech or their associates, persons owning ten percent or more of any class of equity securities of Fundtech, or an affiliate of Fundtech.

                    The net proceeds that Fundtech received as a result of the offering were $29.0 million. As of March 31, 1999, the net proceeds have been used as follows: $7.6 million has been used to purchase a series of 30 day certificates of deposit at interest rates ranging from 4.8% to 5.5% pending application of the funds, $18.8 million has been used for the acquisition of certain assets from CheckFree Holdings Corporation, and $2.4 million has been used for general corporate purposes. In addition, approximately $248,000 of the net proceeds was used to repay a loan to Fundtech from one of Fundtech's shareholders, Aura Investments Research & Development Ltd. in 1993. Except for the repayment of the aforementioned loan, none of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Fundtech or their associates, persons owning ten percent or more of any class of equity securities of Fundtech, or an affiliate of Fundtech.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                        27.00      Financial Data Schedule

               (b)  Reports on Form 8-K

                        During the quarter, Fundtech filed the following Current Report on Form 8-K:

                        (1) A Current Report on Form 8-K dated and filed April 23, 1999, pertaining to Fundtech's results of operations for the three months ended March 31, 1999.




                                       (12)

                                 FUNDTECH LTD.

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
---------                ---------------

27.00                    Financial Data Schedule





                                      (13)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fundtech Ltd.
                                   (Registrant)

                                   /s/ Reuven Ben-Menachem
Dated:   May 17, 1999              ---------------------------------
                                   Chairman, President & CEO


                                   /s/ Michael Carus
Dated:   May 17, 1999              ---------------------------------
                                   Exec. Vice President & CFO
                                   (Principal Financial Officer)




                                      (14)