Form 10-Q/A
period 1999-03-31
FUNDTECH LTD
filed 1999-05-18
CIK 1054836

THIS AMENDMENT TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDING MARCH 31, 1999 OF FUNDTECH LTD. IS BEING FILED FOR THE SOLE PURPOSE OF FILING THIS COVER PAGE, WHICH WAS INADVERTENTLY OMITTED BY FUNDTECH LTD.'S FILING AGENT IN THE ORIGINAL FILING OF THIS REPORT ON MAY 17, 1999.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-Q/A



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                         Commission File Number 0-29634


                                 FUNDTECH LTD.
             (Exact name of registrant as specified in its charter)


            ISRAEL                                         Not Applicable
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)




     BEIT HABONIM, 2 HABONIM STREET
           RAMAT GAN, ISRAEL                                   52462
(Address of principal executive offices)                     (Zip Code)


                               011-972-3-575-2750
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

Ordinary shares outstanding at May 13, 1999: 13,814,416 ordinary shares, par value NIS 0.01 per share.

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



                                   Fundtech Ltd.
                                   (Registrant)

                                   /s/ Reuven Ben-Menachem
Dated:   May 18, 1999              ---------------------------------
                                   Chairman, President & CEO


                                   /s/ Michael Carus
Dated:   May 18, 1999              ---------------------------------
                                   Exec. Vice President & CFO
                                   (Principal Financial Officer)




                                      (14)