Form 10-Q
period 1999-06-30
FUNDTECH LTD
filed 1999-08-16
CIK 1054836

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459

                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                                   or
                  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-29634

                                  FUNDTECH LTD.

             (Exact Name of Registrant as Specified in its Charter)


                         ISRAEL                              Not Applicable
     (State or Other Jurisdiction of Incorporation or       (I.R.S. Employer
                      Organization)                        Identification No.)

                   12 Ha'hilazon Street
                    Ramat-Gan, Israel                             52522
                  (Address of Principal                        (Zip Code)
                    Executive Offices)

                               011-972-3-575-2750
              (Registrant's Telephone Number, Including Area Code)

          Former Address: Beit Habonim, 2 Habonim St. Ramat Gan, Israel
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,931,205 shares of Ordinary Shares, NIS 0.01 par value, as of June 30, 1999.


790870 v. 1

                                  FUNDTECH LTD.
                                TABLE OF CONTENTS


                                     PART i
                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.....................................................1

Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998.............1

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30,
      1999 and June 30, 1998............................................................................2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the  Six Months Ended June 30, 1999 and
      June 30, 1998.....................................................................................5

Notes to Condensed Consolidated Financial Statements (unaudited)........................................7



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........9



Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................12


                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................................................12

Item 6. Exhibits and Reports on Form 8-K...............................................................13

Index To Exhibits......................................................................................14

Signatures.............................................................................................15



Item 1. Condensed Consolidated Financial Statement


                                     PART I
                              FINANCIAL INFORMATION



                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 June 30,                  December 31,
                        ASSETS                                    1999                        1998
-------------------------------------------------------        -----------                 ------------
                                                               (unaudited)
Current assets:
Cash and cash equivalents                                   $       95,105              $       13,019
Investment in securities                                             1,218                          --
Trade receivables, net                                              13,880                      12,040
Other current assets                                                 1,562                         579
                                                            --------------              --------------
Total current assets                                               111,765                      25,638
                                                            --------------              --------------
Long-term trade receivables                                            760                         244
Property and equipment, net                                          5,579                       3,759
Other assets, net                                                   12,936                       2,963
                                                            --------------              --------------
Total assets                                                $      131,040              $       32,604
                                                            ==============              ==============


LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Trade payables                                             $         1,673             $          1,386
Deferred revenues and accrued expenses                               6,968                        6,112
                                                           ---------------             ----------------
         Total current liabilities                                   8,641                        7,498
                                                           ---------------             ----------------
         Other liabilities                                              45                           58
                                                           ---------------             ----------------
Shareholders' equity:
Share capital                                                           41                           34
Accumulated other comprehensive loss                                  (167)                         --



Additional paid-in capital                                         137,754                       41,664
Deferred compensation                                                 (178)                        (219)
Accumulated deficit                                                (15,096)                      (16,431)
                                                           ---------------             -----------------
         Total shareholders' equity                                122,354                       25,048
                                                           ---------------             ----------------
         Total liabilities and shareholders' equity        $       131,040             $         32,604
                                                           ===============             ================

      See notes to condensed consolidated financial statements (unaudited)







            FUNDTECH LTD. AND ITS SUBSIDIARIES Condensed Consolidated
                      Statements of Operations (Unaudited)


                      (In thousands, except per share data)

                                                   Three Months Ended              Six Months Ended
                                                       June 30,                        June 30,
                                            ----------------------------    ------------------------------
                                               1999             1998            1999             1998
                                            -----------     ------------    -------------    -------------
Revenues
   Software licenses                        $     5,532     $      2,926    $      10,154    $       4,944
   Maintenance and services fees                  2,984            1,783            5,792            2,468
   Hardware sales                                   516              691              987            1,016
                                            -----------     ------------    -------------    -------------
       Total revenues                             9,032            5,400           16,933            8,428
                                            -----------     ------------    -------------    -------------
   Cost of revenues
   Software licenses costs                          278               91              308              158
   Maintenance and services costs                 2,004            1,162            3,653            1,456
   Hardware costs                                   395              561              767              838
                                            ===========     ============    =============    =============
       Total cost of revenues                     2,677            1,814            4,728            2,452
                                            -----------     ------------    -------------    -------------

       Gross profit                               6,355            3,586           12,205            5,976
                                            -----------     ------------    -------------    -------------

Operating expenses:
   Software development                           2,580            1,592            4,917            2,859
   Selling and marketing, net                     1,304              664            2,399            1,209
   Amortization of acquisition-related
      Intangible assets                             165               52              243               52
   General and administrative                       816              422            1,486              847


                                                   Three Months Ended              Six Months Ended
                                                       June 30,                        June 30,
                                            ----------------------------    ------------------------------
                                               1999             1998            1999             1998
                                            -----------     ------------    -------------    -------------
   In process R&D write-off                       2,802           16,600            2,802           16,600
                                            -----------     ------------    -------------    -------------
       Total operating expenses                   7,667           19,330           11,847           21,567
                                            -----------     ------------    -------------    -------------
Operating income (loss)                          (1,312)         (15,744)             358          (15,591)
Financial income, net                               853              167              977              246
                                            ===========     ============    =============    =============

Net income (loss)                           $      (459)   $    (15,577)   $        1,335    $     (15,345)
                                            ===========     ============    =============    =============
Net income (loss) per share:
   Basic income (loss) per share            $    (0.04)     $     (1.46)    $        0.11    $      (1.62)
   Diluted income (loss) per share          $    (0.04)     $     (1.46)    $        0.11    $      (1.62)
   Diluted income per share excluding
      in-process R&D write-off              $      0.18     $       0.09    $        0.33    $        0.13

Shares used in computing:
   Basic income (loss) per share            12,638,167        10,699,000       11,741,685        9,494,000
   Diluted income (loss) per share           12,638,167       10,699,000       12,454,204        9,494,000
   Diluted income per share excluding
      in-process R&D write-off               13,383,537       11,254,000       12,454,204       10,050,000

Adjusted net income per share (a):
   Adjusted net income used in
      computing net income per share        $     2,508     $      1,075    $       4,380    $       1,307
   Diluted adjusted income per share        $      0.19     $       0.10    $        0.35    $        0.13
   Shares used in computing diluted
      income per share                       13,383,537       11,254,000       12,454,204       10,050,000

(a) Adjusted net income and adjusted net income per share exclude the pre-tax effects of the line items "in process R&D write-off" and "Amortization of acquisition-related intangible assets", listed above.


                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              for Six Months Ended June 30, 1999 and June 30, 1998
                                 (In thousands)


                                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                                          -------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES: ..........................................................        (unaudited)
   Net income(loss) ............................................................................         $  1,335          $(15,345)
   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization .........................................................              762                84
         In process research and development wirte-0f ..........................................            2,802            16,600
         Amortization of deferred compensation .................................................               41                34
         Capital loss (gain) on sale of fixed assets ...........................................             --                   4

         Increase in other liabilities .........................................................              (13)                9
         Increase in trade receivables .........................................................           (2,057)             (506)
         Decrease (increase) in other accounts receivable and prepaid
            expenses ...........................................................................             (776)             (265)

         Increase (decrease) in trade payables .................................................              163               106
         Increase (decrease) in deferred revenues and accrued expenses .........................           (2,111)           (1,208)
                                                                                                         --------          --------

   Net cash used in operating activities .......................................................              146              (487)
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Payment for acquisition ...............................................................           (9,194)          (18,600)
         Investments in short-term deposits ....................................................             --               2,694
         Proceeds from sale of fixed assets ....................................................             --                  12
         Purchase of fixed assets ..............................................................           (1,646)             (258)
                                                                                                         --------          --------

   Net cash provided by (used in) investing activities .........................................          (10,840)          (16,152)
                                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payment of long-term loan to a related party ................................             --                (242)
         Proceeds from the issuance of share capital and exercise of
            stock options and warrants, net ....................................................           92,393            29,409
         Proceeds from long term loans .........................................................              387                36
         Short-term bank credit, net ...........................................................             --                (250)
                                                                                                         --------          --------


                                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                                          -------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------
   Net cash provided by financing activities ...................................................           92,780            28,953
                                                                                                         --------          --------
Increase (decrease) in cash and cash equivalents ...............................................           82,086            12,314
Cash and cash equivalents at the beginning of the period .......................................           13,019             1,573
                                                                                                         --------          --------

Cash and cash equivalents at the end of the period .............................................         $ 95,105          $ 13,887
                                                                                                         ========          ========




      See notes to condensed consolidated financial statements (unaudited)

                                  FUNDTECH LTD.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements as of June 30, 1999 and for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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


                                                       Three months ended             Six months ended
                                                            June 30,                      June 30,
                                                      1999           1998           1999            1998
                                                      ----           ----           ----            ----
                                                       (U.S. dollars in thousands, except share amounts)
Numerator:
  Numerator for basic and diluted per share
    amounts - net income (loss)                           (459)       (15,577)         1,335        (15,345)

Denominator:
  Denominator for basic net income (loss)
  per share weighted average shares                 12,638,167     10,699,000     11,741,685      9,494,000

Effect of dilutive stock options and warrants               --             --        712,519             --
  Denominator for dilutive net income (loss)
    per share weighted average shares and
    assumed conversions                             12,638,167     10,699,000     12,454,204      9,494,000


3.       SHARE CAPITAL

         On April 30, 1999, Fundtech completed a public offering of 2,9000,000 Ordinary Shares, which raised net proceeds in the amount of approximately $92.3 million.

4.       PURCHASE OF BBP

         In June 1999, Fundtech entered into a Share Purchase Agreement ("the Agreement"), with Biveroni Batchelet Partners AG, a Swiss corporation ("BBP") and its shareholders (the "Shareholders"), pursuant to which Fundtech purchased all of the outstanding shares of BBP from the shareholders for an aggregate purchase price of approximately $13.3 million, of which 75% was paid in cash and 25% in stock ( 105,315 Ordinary Shares). The transaction was recorded as a purchase and resulted in the initial recording of approximately $10 million of goodwill which is being amortized over 8.5 years and a one time write-off of R&D in process in the amount of $2.8 million.

         The Pro Forma unudited results of operations for the six months ended June 30, 1999 and June 1998, assuming consummation of the purchase and issuance of the 25% in stock as of January 1, 1998 are as follows:

                                             Six Months Ended June 30,
                                             -------------------------
                                                 1999         1998
                                                 ----         ----
                 Sales                         12,163        7,520
                 Net Income (loss)              1,726      (16,428)

                 Net Income per share:
                 Basic                           0.14        (1.52)
                 Diluted                         0.13        (1.52)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain financial data and the percentage total revenue of the Company for the periods indicated:

                                                                            Three months ended
                                                                                 June 30,
                                                     -------------------------------------------------------------
                                                                      % of                                  % of
                                                         1999       Revenues              1998            Revenues
                                                     -----------   ----------          -----------       ---------
Revenues:
Software license fees                                $     5,532        61.3%          $     2,926           54.2%
Maintenance and services fees                              2,984        33.0                 1,783           33.0
Hardware sales                                               516         5.7                   691           12.8
                                                     -----------   ----------          -----------       ---------

Total revenues                                             9,032       100.0                 5,400          100.0

Cost of revenues:
Software license costs                                       278         3.1                    91            1.7
Maintenance and services costs                             2,004        22.2                 1,162           21.5
Hardware costs                                               395         4.3                   561           10.4
                                                     -----------   ---------           -----------       --------

Total cost of revenues                                     2,677        29.6                 1,814           33.6
                                                     -----------   ---------           -----------       --------

Gross profit                                               6,355        70.4                 3,586           66.4
                                                     -----------   ---------           -----------       --------

Operating expenses:
Software development                                       2,580        28.6                 1,592           29.5
Selling and marketing, net                                 1,304        14.4                   664           12.3
Amortization of acquisition-related
intangible assets                                            165         1.8                    52            1.0
General and administrative                                   816         9.0                   422            7.8
In process R&D write-off                                   2,802        31.0                16,600          307.4
                                                     -----------   ---------           -----------       --------

Total operating expenses                                   7,667        84.8                19,330          358.0
                                                     -----------   ---------           -----------       --------

Income from operations                                    (1,312)      (14.4)              (15,744)        (291.6)
Financial income, net                                        853         9.4                   167            3.1
                                                     -----------   ---------           -----------       --------


Net income                                           $     (459)      (5.0)%          $     (15,577)       (288.5)%
                                                     ===========   =========          =============      ==========


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

SOFTWARE LICENSE FEES. Software license fees consist of revenues derived from software license agreements entered between Fundtech and its customers. Software license fees increased by $2,606,000 to $5,532,000 in the three months ended June 30, 1999 from $2,926,000 for the three months ended June 30, 1998, an increase of 89%. This increase was attributable to the sale of new product offerings such as Global CASHstar, Nostro Management System and PAYplus RTGS, Fundtech's international payment system.

MAINTENANCE AND SERVICES FEES. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the system. Maintenance and services fees increased by $1,201,000 to $2,984,000 in the three months ended June 30, 1999 from $1,783,000 in the three months ended June 30, 1998, an increase of 67%. The increase is commensurate with the increase in systems sold during this period.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $175,000 to $516,000 in the three months ended June 30, 1999 from $691,000 in the three months ended June 30, 1998, a decrease of 25%. Hardware sales are attributable to the number of software systems sold whereby the customer purchases hardware through the Company.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals and shipping. Software license costs increase by $187,000 to $278,000 in the three months ended June 30, 1999 from $91,000 in the three months ended June 30, 1998, an increase of 205%. The gross margin of software license fees decreased from 97% in the three months ended March 31, 1998 to 95% in the three months ended March 31, 1999. The decrease in gross margin is attributable to the increase in royalty bearing software as a percentage of total sales as certain of Fundtech's product offerings are not royalty-bearing.

MAINTENANCE AND SERVICES COSTS. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $842,000 to $2,004,000 in the three months ended June 30, 1999 from $1,162,000 in the three months ended June 30, 1998, an increase of 72%. The gross margin on maintenance and services fees decreased from 35% in the three months ended June 30, 1998 to 33% in the three months ended June 30, 1999. The decrease on gross margin was primarily due to an increase in personnel associated with such maintenance and services.

HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $166,000 to $395,000 in the three months ended June 30, 1999 from $561,000 in the three months ended June 30, 1998, a decrease of 30%.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products and product enhancements. Software development expenses increased by $988,000 to $2,580,000 in the three months ended June 30, 1999, from $1,592,000 in the three month ended June 30, 1998 an increase of 62%. The increase in software development costs is principally related to the development of new product offerings by Fundtech such as PAYplus RTGS, Access.pro, Nostro Management System and Global CASHstar as well as enhancements to certain of Fundtech's existing products. In the three months ended June 30, 1998 and 1999 Fundtech did not receive grants from the Government of Israel.

SELLING AND MARKETING, NET. Selling and marketing expenses increase by $640,000 to $1,304,000 in the three months ended June 30, 1999 from $664,000 in the three months ended June 30, 1998, an increase of 96%. Selling and marketing expenses as a percentage of revenues increased from 12% in June 30, 1998 to 14% in the three months ended June 30, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $394,000 to $816,000 in the three months ended June 30, 1999 from $422,000 in the three months ended June 30, 1998 an increase of 93%. As a percentage of total revenues general and administrative expenses increase to 9% compared with 8% in the same period in 1998.

IN-PROCESS R&D WRITE-OFF. In June 1999, Fundtech purchases from BBP's shareholders all of the outstanding shares of BBP for approximately $13.3 million. The BBP acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded, as goodwill, which is amortized on a straight-line basis over 8.5 years. Fundtech recorded, according to FASB interpretation No. 4 (FIN 4), an expense in the amount of $2,802,000 which represents the estimated value of software acquired from BBP for which technological feasibility has not yet been established and for which no alternative future use exists (in-process research and development).


FINANCIAL INCOME, NET. Net financial income increased by $686,000 to $853,000 in the three months ended June 30, 1999 from $167,000 in the three months ended June 30, 1998 an increase of 411%. The increase of the financial income is due mainly to interest earned on cash received from our April 30, 1999 secondary public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $137.7 million including net proceeds from the IPO in the amount of approximately $29.0 million, proceeds from the secondary public offering in the amount of approximately $92.3 million, grants from the Government of Israel and borrowings from banks.

         As of June 30, 1999 Fundtech's working capital was $103.0 million. Cash and cash equivalents were $95.0 million. Fundtech's provided net cash from operations amounting to $146,000 for the six months ended June 30, 1999 and utilized $487,000 for the six months ended June 30, 1998.

         In April 1998, Fundtech acquired the CheckFree businesses for approximately $18.8 million in cash including expenses.

         On April 30, 1999 Fundtech completed a second public offering of 2,900,000 Ordinary Shares, which raised net proceeds in the amount of approximately $92.3 million.

         On June 1999, Fundtech acquired all of the outstanding shares of BBP for approximately $10.4 million in cash and $2.9 million in stock.

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

         Fundtech's Year 2000 compliance program is divided into two sections: software programs licensed to Fundtech's customer and internal information technology systems. Phases common to both sections include preparing inventory of all software and hardware items affected by the Year 2000 issue, assessing the Year 2000 compliance of identified items, repairing or replacing items that are determined not to be Year 2000 compliant, testing items, and creating contingency plans.

         The software product section of Fundtech's compliance program includes all Fundtech software products licensed by Fundtech's customers. As of July 31, 1999 substantially all of Fundtech's software products had been assessed for Year 2000 compliance. The software repair and testing phases began in June 1997. The assessment phase will be repeated periodically through January 2000 to verify that any changes made to Fundtech's existing software do not bring any of Fundtech's software components out of Year 2000 compliance. The repair and testing steps will be repeated as necessary depending on the outcome of the periodic assessments. Both phases are dependent on the availability of Year 2000 compliant versions of software from some external vendors. If Fundtech's testing uncovers any material Year 2000 compliance issues in any widely-used versions of our software, it may be necessary for Fundtech to upgrade all affected customers to a newer version of Fundtech's software which is Year 2000 compliant.

         The infrastructure section of our compliance program consists of hardware and software used by Fundtech's staff in the course of operating its business. Fundtech's Year 2000 Task Force has conducted a comprehensive inventory and evaluation of such internal hardware and software systems. As part of this process, The Year 2000 Task Force has contacted most of the Company's vendors, including all vendors that it believes supply hardware, software and services that are critical to Fundtech's critical operations, to receive written confirmation that such systems and services are Year 2000 compliant. We estimate that as of July 31, 1999 this phase was 95% complete. The repair/replacement phase and testing phase are both expected to be completed by the end of September 1999, although both phases are dependent on the availability of Year 2000 compliant versions of certain software and hardware.

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

         Fundtech expects that its employees will perform all significant work for the Year 2000 project described above. Fundtech does not anticipate hiring any additional employees, nor does Fundtech anticipate incurring any significant consulting expenses for the Year 2000 project. The cost of software tools and consulting expenses used for detection of Year 2000 compliance problems, and repair of affected software is not currently expected to exceed $500,000.

         Contingency planning has not yet begun for either section, but Fundtech expects preliminary contingency plans to be completed by the end of September 1999.

         Compliance with Year 2000 requirements may disrupt Fundtech's ability to continue developing and marketing its electronic payments and funds transfers and cash and treasury management solutions. Fundtech may also incur certain unexpected expenditures in connection with Year 2000 compliance. While uncertainty exists concerning such expenditures, Fundtech does not believe that Year 2000 compliance will result in a material adverse effect on its business, financial condition or results of operations. Even if Fundtech's products and services are Year 2000 compliant, the electronic funds transfer products and services used be funds transferring parties not using Fundtech's products may not be Year 2000 compliant, thereby disrupting the ability of Fundtech's customers to use Fundtech's products for funds transfer transactions with these parties. Furthermore, if funds transfers were unable to be processed by Fundtech's customer because of Year 2000 compliance problems, there can be no assurance that third parties will not commence litigation against Fundtech for such funds transfer failure.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Fundtech to significant market risk.


                                  FUNDTECH LTD.
                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c) In June 1999, Fundtech Ltd. ("Fundtech") consummated a transaction with Biveroni Batchelet Partners AG, a Swiss corporation ("BBP") and its shareholders (the "Shareholders"), pursuant to which Fundtech purchased all of the outstanding shares of BBP. Twenty-five percent (25%) of the purchase price was paid by Fundtech to the five
         (5) Shareholders through a private issuance of One Hundred and Five Thousand Three Hundred and Fifteen (105,315) Ordinary Shares at a price of Thirty-one U.S. Dollars($31) per share in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Regulation D of the rules and regulations promulgated under the 1933 Act.

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

         The net proceeds that Fundtech received as a result of the offering were $29.0 million. As of June, 1999, the net proceeds have been used as follows: $6.6 million has been used to purchase a series of 30 day certificates of deposit at interest rates ranging from 4.8% to 5.5% pending application of the funds, $18.8 million has been used for the acquisition of certain assets from CheckFree Holdings Corporation, and $3.4 million has been used for general corporate purposes. In addition, approximately $248,000 of one of Fundtech's shareholders, Aura Investments Research & Development Ltd. in 1993. Except for the repayment of the aforementioned loan, none of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Fundtech or their associates, persons owning ten percent or more of any class of equity securities of Fundtech, or an affiliate of Fundtech.

         The effective date of the registration statement (no. 333-75233) for Fundtech's secondary public offering of its ordinary shares, NIS .01 par value, was April 30, 1999 ("Secondary Offering"). The Secondary Offering was completed on April 30, 1999, and terminated after the sale of all the securities registered. The managing underwriter of the Secondary Offering was BancBoston Robertson Stephens. Fundtech registered and sold 2,900,000 ordinary shares in the Secondary Offering at an aggregate offering price of $101.5 million ($35.00 per share). Under the terms of the Secondary Offering, Fundtech incurred underwriting discounts of $6.1 million. As of June 30, 1999, Fundtech incurred expenses of approximately $3.1 million in connection with the offering. None of the amounts were paid directly or indirectly to any director, officer, general partner of Fundtech or their associates, persons owning ten percent or more of any class of equity securities of Fundtech, or an affiliate of Fundtech.

         The gross proceeds that Fundtech received as a result of the Secondary Offering were $95.4 million. As of June 30, 1999, the net proceeds have been used as follows: $85 million has been used to purchase a series of 30 day certificates of deposit at interest rates ranging from 4.8% to 6% pending application of the funds, $10 million has been used for the acquisition of BBP. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Fundtech or their associates, persons owning ten percent or more of any class of equity securities of Fundtech, or an affiliate of Fundtech.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

                  27.00                     Financial Data Schedule

(b)      Reports on Form 8-K

                  During the quarter, Fundtech filed the following Current Report on Form 8-K:

                  (1) A Current Report on Form 8-K/A dated and filed July 21, 1999, pertaining to.

                  (2) A Current Report on Form 8-K dated and filed June 29, 1999, pertaining to.

                  (3) A Current Report on Form 8-K dated and filed June 11, 1999, pertaining to.

                                  FUNDTECH LTD.

                                INDEX TO EXHIBITS

Exhibit Number                                       Description
--------------                                       -----------

27.00                                                Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Fundtech Ltd.
                                                (Registrant)


                                                /s/ Reuven Ben-Menachem
                                                --------------------------
Dated:     August 16, 1999                      Chairman, President & CEO


                                                /s/ Michael Carus
                                                --------------------------
Dated:     August 16, 1999                      Executive Vice President & CEO
                                                (Principal Financial Officer)