Form 10-Q
period 1999-09-30
FUNDTECH LTD
filed 1999-11-16
CIK 1054836

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                        -------------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                     COMMISSION FILE NUMBER 0-29634

                                 FUNDTECH LTD.

             (Exact Name of Registrant as Specified in its Charter)

                        -------------------------------

                  ISRAEL                                   NOT APPLICABLE
      (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
      Incorporation or Organization)

           12 HA'HILAZON STREET                                 52522
             Ramat-Gan, Israel                               (Zip Code)
 (Address of Principal Executive Officers)

                               011972-3-575-2750
              (Registrant's Telephone Number, Including Area Code)

                        -------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,946,364 shares of Ordinary Shares, NIS 0.01 par value, as of November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FUNDTECH LTD.
                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.................
         Condensed Consolidated Balance Sheets as of September 30,
           1999 (unaudited) and December 31, 1998....................      1
         Condensed Consolidated Statements of Operations (unaudited)
           for the Three and Nine Months Ended September 30, 1999 and
           September 30, 1998........................................      2
         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Nine Months Ended September 30, 1999 and September
           30, 1998..................................................      3
         Notes to Condensed Consolidated Financial Statements
           (unaudited)...............................................      4
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................      5
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...      8

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      9
Item 4.  Submission of Matters to a Vote of Securities Holders.......      9
Item 6.  Exhibits and Reports on Form 8-K............................     10
Index To Exhibits....................................................     10
Signatures...........................................................     11

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents...................................    $ 46,552        $13,019
Short term investments......................................      41,895             --
Trade receivables, net......................................      12,799         12,040
Other current assets........................................       1,915            579
                                                                --------        -------
Total current assets........................................     103,161         25,638
Long-term trade receivables.................................         742            244
Property and equipment, net.................................       7,508          3,759
Goodwill and other assets, net..............................      20,092          2,963
                                                                --------        -------
Total assets................................................    $131,503        $32,604
                                                                ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables..............................................    $  1,905        $ 1,386
Deferred revenues and accrued expenses......................       8,631          6,112
                                                                --------        -------
     Total current liabilities..............................      10,536          7,498
                                                                --------        -------
     Other liabilities......................................          47             58
                                                                --------        -------
Shareholders' equity:
Share capital...............................................          41             34
Additional paid-in capital..................................     137,672         41,664
Accumulated other comprehensive loss........................         (92)            --
Deferred compensation.......................................        (162)          (219)
Accumulated deficit.........................................     (16,539)       (16,431)
                                                                --------        -------
     Total shareholders' equity.............................     120,920         25,048
                                                                --------        -------
     Total liabilities and shareholders' equity.............    $131,503        $32,604
                                                                ========        =======

      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
REVENUES:
     Software licenses....................  $     3,844   $     4,267   $    13,998   $     9,211
     Maintenance and service fees.........        3,011         2,291         8,803         4,759
     Hardware sales.......................          296           396         1,283         1,412
                                            -----------   -----------   -----------   -----------
          Total revenues..................        7,151         6,954        24,084        15,382
                                            -----------   -----------   -----------   -----------
COST OF REVENUES:
     Software licenses costs..............  164........            40           472           198
     Maintenance and services costs.......        2,054         1,427         5,707         2,883
     Hardware costs.......................          213           322           980         1,160
                                            -----------   -----------   -----------   -----------
          Total cost of revenues..........        2,431         1,789         7,159         4,241
                                            -----------   -----------   -----------   -----------
          Gross profit....................        4,720         5,165        16,925        11,141
                                            -----------   -----------   -----------   -----------
OPERATING EXPENSES:
     Software development.................        3,824         2,002         8,741         4,861
     Selling and marketing, net...........        2,087           881         4,486         2,090
     Amortization of acquisition-related
       intangible assets..................          417            77           660           129
     General and administrative...........        1,155           635         2,641         1,482
     In process R&D write-off.............            0             0         2,802        16,600
                                            -----------   -----------   -----------   -----------
          Total operating expenses........        7,483         3,595        19,330        25,162
                                            -----------   -----------   -----------   -----------
OPERATING INCOME (LOSS)...................       (2,763)        1,570        (2,405)      (14,021)
     Financial income, net................        1,320           166         2,297           412
                                            -----------   -----------   -----------   -----------
NET INCOME (LOSS).........................  $    (1,443)  $     1,736   $      (108)  $   (13,609)
                                            ===========   ===========   ===========   ===========
NET INCOME (LOSS) per share:
     Basic income (loss) per share........  $     (0.10)  $      0.16   $     (0.01)  $     (1.37)
     Diluted income (loss) per share......  $     (0.10)  $      0.16   $     (0.01)  $     (1.37)
     Diluted income (loss) per share
       excluding in process R&D
       write-off..........................  $     (0.10)  $      0.16   $      0.20   $      0.29
SHARES USED IN COMPUTING:
     Basic income (loss) per share........   13,935,399    10,751,000    12,485,490     9,912,000
     Diluted income (loss) per share......   13,935,399    11,195,000    12,485,490     9,912,000
     Diluted income (loss) per share
       excluding in process R&D
       write-off..........................   13,935,399    11,195,000    13,168,690    10,435,000
ADJUSTED NET INCOME (LOSS) PER SHARE (A):
     Adjusted net income (loss) used in
       computing net income (loss) per
       share..............................  $    (1,026)  $     1,813   $     3,354   $     3,120
     Diluted adjusted income (loss) per
       share..............................  $     (0.07)  $      0.16   $      0.25   $      0.30
SHARES USED IN COMPUTING:
     Diluted income (loss) per share......   13,935,399    11,195,000    13,168,690    10,435,000

---------------
(a) Adjusted net income and adjusted net income per share exclude the pre-tax effects of the line items "Amortization of acquisition-related intangible assets" and "In-process R&D write-off", listed above.

                       FUNDTECH LTD. AND ITS SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 1999         1998
                                                              -----------   --------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $   (108)    $(13,609)
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................      1,743          293
     In process research and development write-off..........      2,802       16,600
     Amortization of deferred compensation..................         57           50
     Capital loss (gain) on sale of fixed assets............         (2)          --
     Loss in short term investments.........................         41           --
     Increase (decrease) in other liabilities...............        (11)          14
     Decrease (increase) in trade receivables, net..........       (570)         335
     Increase in other current assets.......................     (1,118)        (684)
     Increase in trade payables.............................        391          181
     Decrease in deferred revenues and accrued expenses.....     (4,544)      (3,358)
                                                               --------     --------
  Net cash used in operating activities.....................     (1,319)        (178)
                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for acquisitions...............................    (13,845)     (18,600)
     Short term investments.................................    (40,981)       2,694
     Proceeds from sale of fixed assets.....................          7           --
     Purchase of fixed assets...............................     (3,782)      (1,091)
                                                               --------     --------
  Net cash used in investing activities.....................    (58,601)     (16,997)
                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payment of long-term loan to a related
      party.................................................         --         (246)
     Principal payment of long term loan to a bank..........         --          (15)
     Proceeds from the issuance of share capital and
      exercise of stock options and warrants, net...........     93,061       29,079
     Proceeds from long term loans..........................        392           --
     Short-term bank credit, net............................         --         (250)
                                                               --------     --------
  Net cash provided by financing activities.................     93,453       28,568
                                                               --------     --------
Increase in cash and cash equivalents.......................     33,533       11,393
Cash and cash equivalents at the beginning of the period....     13,019        1,573
                                                               --------     --------
Cash and cash equivalents at the end of the period..........   $ 46,552     $ 12,966
                                                               ========     ========

      See notes to condensed consolidated financial statements (unaudited)

                                 FUNDTECH LTD.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1999 and for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2.  NET INCOME (LOSS) PER SHARE

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

                                              (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------------   ------------------------
                                                1999          1998          1999          1998
                                             -----------   -----------   -----------   ----------
Numerator:
  Numerator for basic and diluted per share
     amounts -- net income (loss)..........  $    (1,443)  $     1,736   $      (108)  $  (13,609)
Denominator:
  Denominator for basic net income (loss)
     per share weighted average shares.....   13,935,399    10,751,000    12,485,490    9,912,000
Effect of dilutive stock options and
  warrants.................................           --       444,000            --           --
  Denominator for dilutive net income
     (loss) per share weighted average
     shares and assumed conversions........   13,935,399    11,195,000    12,485,490    9,912,000

3.  SHARE CAPITAL

     On April 30, 1999, Fundtech completed a public offering of 2,900,000 Ordinary Shares, which raised net proceeds in the amount of approximately $92.4 million.

4.  COMPREHENSIVE (LOSS) INCOME

     Comprehensive loss for the period of nine months ended September 30, 1999 is $92,000 and the comprehensive income for the period of three months ended September 30, 1999 is $75,000.

5.  PURCHASE OF BBP AND CERTAIN ASSETS FROM STERLING

     In June 1999, Fundtech entered into a Share Purchase Agreement, with Biveroni Batchelet Partners AG, a Swiss corporation ("BBP") and its shareholders, pursuant to which Fundtech purchased all of the outstanding shares of BBP for an aggregate purchase price of approximately $13.3 million, of which 75% was paid in cash and 25% in stock (105,315 Ordinary Shares). The transaction was accounted for as a purchase and resulted in the initial recording of approximately $10 million of goodwill and other intangibles which is being amortized over an average period of 8.5 years and a one time write-off of R&D in process in the amount of $2.8 million.

     The Pro Forma unaudited results of operations for the nine months ended September 30, 1999 and September 1998, assuming consummation of the purchase and issuance of 105,315 Ordinary Shares as of January 1, 1998 are as follows:

                                                               (U.S. DOLLARS IN
                                                              THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
Sales.......................................................  27,214     18,697
Net Income (loss)...........................................    (757)   (14,990)
Net Income per share:
Basic.......................................................   (0.06)     (1.50)
Diluted.....................................................   (0.06)     (1.50)

     On September 30, 1999, Fundtech Corporation, a wholly owned subsidiary of Fundtech Ltd. and FCMS, LLC, an indirect wholly owned subsidiary of the Company, consummated the purchase of certain assets and assumed liabilities constituting the cash management business of Sterling Commerce (Northern America) Inc. (the "Cash Management Business"). The aggregate cash purchase price paid by the Company for the Cash Management Business was approximately $4.6 million. The cash consideration was paid through immediately available funds from the Company's working capital. The transaction was accounted for as a purchase and resulted in the initial recording of approximately $7.3 million of goodwill which will be amortized over 10 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain financial data and the percentage total revenue of the Company for the periods indicated:

                                                                     (U.S. DOLLARS IN THOUSANDS)
                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------------------------
                                                                          % OF                      % OF
                                                            1999        REVENUES       1998       REVENUES
                                                           -------      --------      ------      --------
REVENUES:
     Software license fees...........................      $ 3,844        53.8%       $4,267        61.4%
     Maintenance and service fees....................        3,011        42.1         2,291        32.9
     Hardware sales..................................          296         4.1           396         5.7
                                                           -------       -----        ------       -----
          Total revenues.............................        7,151       100.0         6,954       100.0
Cost of revenues:
     Software license costs..........................          164         2.3            40         0.6
     Maintenance and service costs...................        2,054        28.7         1,427        20.5
     Hardware costs..................................          213         3.0           322         4.6
                                                           -------       -----        ------       -----
          Total cost of revenues.....................        2,431        34.0         1,789        25.7
                                                           -------       -----        ------       -----
Gross profit.........................................        4,720        66.0         5,165        74.3
                                                           -------       -----        ------       -----

                                                                     (U.S. DOLLARS IN THOUSANDS)
                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------------------------
                                                                          % OF                      % OF
                                                            1999        REVENUES       1998       REVENUES
                                                           -------      --------      ------      --------
OPERATING EXPENSES:
     Software development............................        3,824        53.5         2,002        28.8
     Selling and marketing, net......................        2,087        29.2           881        12.7
     Amortization of acquisition-related intangible
assets...............................................          417         5.8            77         1.1
     General and administrative......................        1,155        16.2           635         9.1
                                                           -------       -----        ------       -----
          Total operating expenses...................        7,483       104.7         3,595        51.7
                                                           -------       -----        ------       -----
Operating income (loss)..............................       (2,763)      (38.7)        1,570        22.6
Financial income, net................................        1,320        18.5           166         2.4
                                                           -------       -----        ------       -----
Net income (loss)....................................      $(1,443)      (20.2)%      $1,736        25.0%
                                                           =======       =====        ======       =====

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS
                            ENDED SEPTEMBER 30, 1998

     Software License Fees. Software license fees consist of revenues derived from software license agreements entered into by Fundtech and its customers. Software license fees decreased by $423,000 to $3,844,000 in the three months ended September 30, 1999 from $4,267,000 for the three months ended September 30, 1998, a decrease of 10%. As Year 2000 has approached, financial institutions have become increasingly cautious in making decisions affecting their mission critical systems. Management believes that this has resulted in the delaying of customer purchase decisions, even of Y2K-compliant systems.

     Maintenance and Services Fees. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the system. Maintenance and services fees increased by $720,000 to $3,011,000 in the three months ended September 30, 1999 from $2,291,000 in the three months ended September 30, 1998, an increase of 31%. The increase is commensurate with the increase in the number of customers licenses compared to the previous period as well as maintenance and service fees from business acquired in 1999.

     Hardware Sales. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $100,000 to $296,000 in the three months ended September 30, 1999 from $396,000 in the three months ended September 30, 1998, a decrease of 25%. Hardware sales are attributable to the number of software systems sold whereby the customer purchases hardware through the Company.

     Software License Costs. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs increased by $124,000 to $164,000 in the three months ended September 30, 1999 from $40,000 in the three months ended September 30, 1998, an increase of 310%. The gross margin of software license fees decreased from 99% in the three months ended September 30,1998 to 96% in the three months ended September 30, 1999. The decrease in gross margin is attributable to the increase in expenses relating to royalties to others.

     Maintenance and Services Costs. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $627,000 to $2,054,000 in the three months ended September 30, 1999 from $1,427,000 in the three months ended September 30, 1998, an increase of 44%. The gross margin on maintenance and services fees decreased from 38% in the three months September 30, 1998 to 32% in the three months ended September 30, 1999. The decrease in gross margin was primarily due to an increase in personnel associated with such maintenance and services.

     Hardware Costs. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $109,000 to $213,000 in the three months ended September 30, 1999 from $322,000 in the three months ended September 30, 1998, a decrease of 34%. The gross margin on hardware increased from 19% in the three months September 30, 1998 to 28% in the three months ended September 30, 1999.

     Software Development. Software development expenses are related to the development and testing of new products and the enhancement of existing product. Software development expenses increased by $1,822,000 to $3,824,000 in the three months ended September 30, 1999, from $2,002 in the three month ended September 30, 1998 an increase of 91%. The increase in software development costs is principally related to the development of new product offerings by Fundtech such as PAYplus RTGS, Access.pro, Nostro Management System and Global CASHstar as well as enhancements to certain of Fundtech's existing products and to products relating to the business acquired in 1999. In the three months ended September 30, 1998 and 1999 Fundtech did not receive grants from the Government of Israel.

     Selling and Marketing, Net. Selling and marketing expenses increased by $1,206,000 to $2,087,000 in the three months ended September 30, 1999 from $881,000 in the three months ended September 30, 1998, an increase of 137%. Selling and marketing expenses as a percentage of revenues increased from 13% in September 30, 1998 to 29% in the three months ended September 30, 1999 due to decrease in the average sales attributable to each salesperson, expenses relating to the opening of a sales office in Australia and expanding the sales channels in Europe.

     General and Administrative. General and administrative expenses increased by $520,000 to $1,155,000 in the three months ended September 30, 1999 from $635,000 in the three months ended September 30, 1998 an increase of 82%. The increase is due to the infrastructure which has been added in order to support the expansion of the business.

     Amortization of Acquisition-Related Intangible Assets. Amortization expenses increased by $340,000 to $417,000 in the three months ended September 30, 1999 from $77,000 in the three months ended September 30, 1998 an increase of 441%. This increase was due to the amortization of goodwill from the BBP acquisition.

     Financial Income, Net. Net financial income increased by $1,154,000 to $1,320,000 in the three months ended September 30, 1999 from $166,000 in the three months ended September 30, 1998 an increase of 695%. The increase of the financial income is due primarily to interest earned on cash received from our April 30, 1999 secondary public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $137.7 million including net proceeds from the IPO in the amount of approximately $29.0 million, proceeds from the secondary public offering in the amount of approximately $92.4 million, from grants from the Government of Israel and from borrowings from banks.

     As of September 30, 1999 Fundtech's working capital was $92.6 million. Cash and cash equivalents were $46.5 million and short-term investments were $41.8 million. Fundtech utilized net cash from operations amounting to $1,319,000 for the nine months ended September 30, 1999 and $178,000 for the nine months ended September 30, 1998.

     In April 1998, Fundtech acquired certain businesses from CheckFree for approximately $18.8 million in cash including expenses. On April 30, 1999 Fundtech completed a second public offering of 2,900,000 Ordinary Shares, which raised net proceeds in the amount of approximately $92.3 million.

     In June 1999, Fundtech acquired all of the outstanding shares of BBP for approximately $10.4 million in cash and $2.9 million in stock.

     In September 1999, Fundtech purchased certain assets constituting the cash management business of Sterling Commerce (Northern America) Inc. ("Sterling") for approximately $4.6 million in cash.

     Fundtech believes that cash on hand and cash flows from operations during the remainder of 1999 together with the proceeds from its April 30, 1999 offering will provide adequate financial resources to finance Fundtech's current operations and the planned expansion of its operations for the foreseeable future. However, in the event that Fundtech makes one or more acquisitions for consideration consisting of all or a substantial part of Fundtech's available cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.

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

     The software product section of Fundtech's compliance program includes all Fundtech software products licensed by Fundtech's customers. As of July 31,1999 substantially all of Fundtech's software products had been assessed for Year 2000 compliance. The software repair and testing phases began in June 1997. The assessment phase will be repeated periodically through January 2000 to verify that any changes made to Fundtech's existing software do not bring any of Fundtech's software components out of Year 2000 compliance. The repair and testing steps will be repeated as necessary depending on the outcome of the periodic assessments. Both phases are dependent on the availability of Year 2000 compliant versions of software from some external vendors. If Fundtech's testing uncovers any material Year 2000 compliance issues in any widely-used versions of our software, it may be necessary for Fundtech to upgrade all affected customers to a newer version of Fundtech's software which is Year 2000 compliant.

     The infrastructure section of our compliance program consists of hardware and software used by Fundtech's staff in the course of operating its business. Fundtech's Year 2000 Task Force has conducted a comprehensive inventory and evaluation of such internal hardware and software systems. As part of this process, the Year 2000 Task Force has contacted most of the Company's vendors, including all vendors that it believes supply hardware, software and services that are critical to Fundtech's operations, to receive written confirmation that such systems and services are Year 2000 compliant. The inventory, evaluation, repair/ replacement and testing phases are significantly complete and are updated regularly.

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

     Fundtech expects that its employees will perform all significant work for the Year 2000 project described above. Fundtech does not anticipate hiring any additional employees, nor does Fundtech anticipate incurring any significant consulting expenses for the Year 2000 project. The cost of software tools and consulting expenses used for detection of Year 2000 compliance problems, and repair of affected software is not currently expected to exceed $650,000.

     Fundtech's Year 2000 contingency plan has been distributed to it's various locations for coordination.

     Compliance with Year 2000 requirements may disrupt Fundtech's ability to continue developing and marketing its electronic payments and funds transfers and cash and treasury management solutions. Fundtech may also incur certain unexpected expenditures in connection with Year 2000 compliance. While uncertainty exists concerning such expenditures, Fundtech does not believe that Year 2000 compliance expenditures will result in a material adverse effect on its business, financial condition or results of operations. Even if Fundtech's products and services are Year 2000 compliant, the electronic funds transfer products and services used be funds transferring parties not using Fundtech's products may not be Year 2000 compliant, thereby disrupting the ability of Fundtech's customers to use Fundtech's products for funds transfer transactions with these parties. Furthermore, if funds transfers were unable to be processed by Fundtech's customer because of Year 2000 compliance problems, there can be no assurance that third parties will not commence litigation against Fundtech for such funds transfer failure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Fundtech to significant market risk.

                                 FUNDTECH LTD.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 22, 1999, Israel Cohen filed a class action against Fundtech Ltd. Incorporated, in the United States District Court for the District of New Jersey, alleging violation of the federal securities laws. The proposed class is limited to persons, who purchased Fundtech stock between the hours of 9:00 a.m. and 2:46 p.m. EDT on October 6, 1999 based on alleged misstatements by a representative of the Company. To date, the Company has not been served a copy of the complaint. The Company intends to defend the lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Fundtech's 1999 annual meeting of shareholders was held on September 7, 1999 (the "Annual Meeting"). The following matters were voted upon by the shareholders:

     1. Election of all of the directors of the Company to serve until their respective successors are elected and qualified.

     2. Ratification and approval of an increase in the number of Ordinary Shares reserved for issuance pursuant to the Company's Directors' Option Plan.

     3. Approval of the compensation of the Company's directors for 1999.

     4. Ratification and approval of the compensation and Option Awards of Mr. Reuven Ben-Menachem, a member of the Company's Board of Directors and Fundtech's Chief Executive Officer.

     5. Approval of the grant of additional Option Awards to Ms. Rina Shainski and Mr. George M. Lieberman, each a member of the Company's Board of Directors.

     6. Approval of the adoption of the 1999 Fundtech Ltd. Employee Option Plan.

     7. Ratification and approval of amendments to the Company's 102 Plan, 1996 U.S. Plan, 1997 Israel Plan and the 1997 U.S. Plan, increasing the aggregate number of Ordinary Shares reserved under such Plans.

     8. Ratification and approval of Kost, Forer and Gabbay, a member of Ernst & Young International, independent certified public accountants, as auditors for Fundtech for fiscal year 1999.

     The following is a table setting forth the number of votes cast for, withheld, as well as the number of abstentions and broker non votes, of the above matters:

     1. Election of Directors.

NOMINEE                         FOR       AGAINST    ABSTAIN    AUTHORITY WITHHELD
-------                      ---------    -------    -------    ------------------
Reuven Ben-Menachem........  7,472,968      3,300
George M. Lieberman........  7,472,968      3,300
Jay B. Morrison............  7,058,818    417,450
Achi Racov.................  7,472,968      3,300
Rina Shainski..............  7,472,968      3,300
Eddy Shalev................  7,472,968      3,300
Rimon Ben-Shaoul...........  7,472,968      3,300

     2. Ratification and approval of an increase in the number of Ordinary Shares reserved for issuance pursuant to the Company's Directors' Option Plan.

   FOR      AGAINST    ABSTAIN   AUTHORITY WITHHELD
   ---     ---------   -------   ------------------
7,118,486    206,922   150,860

     3. Approval of the compensation of the Company's directors for 1999.

   FOR      AGAINST    ABSTAIN   AUTHORITY WITHHELD
   ---     ---------   -------   ------------------
7,405,976     62,732     7,560

     4. Ratification and approval of the compensation and Option Awards of Mr. Reuven Ben-Menachem, a member of the Company's Board of Directors and Fundtech's Chief Executive Officer.

   FOR      AGAINST    ABSTAIN   AUTHORITY WITHHELD
   ---     ---------   -------   ------------------
7,252,096     72,012   152,160

     5. Approval of the grant of additional Option Awards to Ms. Rina Shainski and Mr. George M. Lieberman, each a member of the Company's Board of Directors.

   FOR      AGAINST    ABSTAIN   AUTHORITY WITHHELD
   ---     ---------   -------   ------------------
7,245,486     74,022   156,760

     6. Approval of the adoption of the 1999 Fundtech Ltd. Employee Option Plan.

   FOR      AGAINST    ABSTAIN   AUTHORITY WITHHELD
   ---     ---------   -------   ------------------
5,105,421  2,218,837   152,010

     7. Ratification and approval of amendments to the Company's 102 Plan, 1996 U.S. Plan, 1997 Israel Plan and the 1997 U.S. Plan, increasing the aggregate number of Ordinary Shares reserved under such Plans.

   FOR      AGAINST    ABSTAIN   AUTHORITY WITHHELD
   ---     ---------   -------   ------------------
5,409,721  1,918,317   148,230

     8. Ratification and approval of Kost, Forer and Gabbay, a member of Ernst & Young International, independent certified public accountants, as auditors for Fundtech for fiscal year 1999.

   FOR      AGAINST    ABSTAIN   AUTHORITY WITHHELD
   ---     ---------   -------   ------------------
7,412,666     57,542     6,060

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27.0  Financial Data Schedule

     (b) Reports on Form 8-K

        During the quarter, Fundtech filed the following Current Report on Form 8-K:

        (1) A current Report on Form 8-K/A dated and filed July 21, 1999 pertaining to the consummation of the purchase of all of the outstanding shares of BBP from the shareholders of BBP.

        (2) A Current Report on Form 8-K dated and filed October 11, 1999, pertaining to the consummation of a purchase of certain assets constituting the cash management business of Sterling Commerce (Northern America) Inc.

                                 FUNDTECH LTD.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 27.00    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Fundtech Ltd.
                                                            (Registrant)

                                                            /s/ REUVEN BEN-MENACHEM
                                                            -----------------------------------------------------
Dated: November 16, 1999                                    Chairman, President and CEO

                                                            /s/ MICHAEL CARUS
                                                            -----------------------------------------------------
                                                            Executive Vice President COO & CFO
Dated: November 16, 1999                                    (Principal Financial Officer)