Form 10-Q/A
period 1999-06-30
FUNDTECH LTD
filed 1999-12-09
CIK 1054836

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459

                                   FORM 10-Q/A

                                 Amendment No. 1

                      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

                      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-29634

                                  FUNDTECH LTD.
                                  -------------

             (Exact Name of Registrant as Specified in its Charter)


                     ISRAEL                              Not Applicable
                --------------                           --------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
          or Organization)                             Identification No.)

           12 Ha'hilazon Street
            Ramat-Gan, Israel                               52522
            -----------------                               -----
          (Address of Principal                           (Zip Code)
            Executive Offices)

                               011-972-3-575-2750
                               ------------------
              (Registrant's Telephone Number, Including Area Code)

          Former Address: Beit Habonim, 2 Habonim St. Ramat Gan, Israel
          -------------------------------------------------------------
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,950,489 shares of Ordinary Shares, NIS 0.01 par value, as of November 30, 1999.

C:\Data\EDGAR\46984\0001\10Qmp.rtf

This Amendment No. 1 on Form 10-Q/A amends Item 1 of Part I of the Quarterly Report on Form 10-Q of Fundtech Ltd. for the quarter ended June 30, 1999, to revise our previously reported pro forma unaudited results of operation for the six months ended June 30, 1999 and the six months ended June 30, 1998, as reported in Note 4 to the notes to our condensed consolidated financial statements (unaudited).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text of Item 1 of Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

Item 1. Condensed Consolidated Financial Statement.






                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             June 30,   December 31,
                             ASSETS                            1999         1998
----------------------------------------------------------- ---------    ---------
                                                            (unaudited)
Current assets:
Cash and cash equivalents                                   $  95,105    $  13,019
Investment in securities                                        1,218         --
Trade receivables, net                                         13,880       12,040
Other current assets                                            1,562          579
                                                            ---------    ---------
Total current assets                                          111,765       25,638
                                                            ---------    ---------
Long-term trade receivables                                       760          244
Property and equipment, net                                     5,579        3,759
Other assets, net                                              12,936        2,963
                                                            ---------    ---------
Total assets                                                $ 131,040    $  32,604
                                                            =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Trade payables                                              $   1,673    $   1,386
Deferred revenues and accrued expenses                          6,968        6,112
                                                            ---------    ---------
           Total current liabilities                            8,641        7,498
                                                            ---------    ---------
           Other liabilities                                       45           58
                                                            ---------    ---------

Shareholders' equity:
Share capital                                                      41           34
Accumulated other comprehensive loss                             (167)          --
Additional paid-in capital                                    137,754       41,664
Deferred compensation                                            (178)        (219)
Accumulated deficit                                           (15,096)     (16,431)
                                                            ---------    ---------
           Total shareholders' equity                         122,354       25,048
                                                            ---------    ---------
           Total liabilities and shareholders' equity       $ 131,040    $  32,604
                                                            =========    =========


      See notes to condensed consolidated financial statements (unaudited)

    FUNDTECH LTD. AND ITS SUBSIDIARIES Condensed Consolidated Statements of
                             Operations (Unaudited)
                     (In thousands, except per share data)

                                                                                                            Six Months Ended
                                                                 Three Months Ended June 30,                     June 30,
                                                               -------------------------------       ------------------------------
                                                                    1999               1998              1999               1998
                                                               ------------       ------------       ------------      ------------
Revenues
    Software licenses                                          $      5,532       $      2,926       $     10,154      $      4,944
    Maintenance and services fees                                     2,984              1,783              5,792             2,468
    Hardware sales                                                      516                691                987             1,016
                                                               ------------       ------------       ------------      ------------
        Total revenues                                                9,032              5,400             16,933             8,428
                                                               ------------       ------------       ------------      ------------
    Cost of revenues
    Software licenses costs                                             278                 91                308               158
    Maintenance and services costs                                    2,004              1,162              3,653             1,456
    Hardware costs                                                      395                561                767               838
                                                               ============       ============       ============      ============
        Total cost of revenues                                        2,677              1,814              4,728             2,452
                                                               ------------       ------------       ------------      ------------
        Gross profit                                                  6,355              3,586             12,205             5,976
                                                               ------------       ------------       ------------      ------------

Operating expenses:
    Software development                                              2,580              1,592              4,917             2,859
    Selling and marketing, net                                        1,304                664              2,399             1,209
    Amortization of acquisition-related
       Intangible assets                                                165                 52                243                52
    General and administrative                                          816                422              1,486               847
    In process R&D write-off                                          2,802             16,600              2,802            16,600
                                                               ------------       ------------       ------------      ------------
        Total operating expenses                                      7,667             19,330             11,847            21,567
                                                               ------------       ------------       ------------      ------------
Operating income (loss)                                              (1,312)           (15,744)               358           (15,591)
Financial income, net                                                   853                167                977               246
                                                               ============       ============       ============      ============
Net income (loss)                                              $       (459)      $    (15,577)      $      1,335      $    (15,345)
                                                               ============       ============       ============      ============
Net income (loss) per share:
    Basic income (loss) per share                              $      (0.04)      $      (1.46)      $       0.11      $      (1.62)
    Diluted income (loss) per share                            $      (0.04)      $      (1.46)      $       0.11      $      (1.62)
    Diluted income per share excluding
       in-process R&D write-off                                $       0.18       $       0.09       $       0.33      $       0.13

Shares used in computing:
    Basic income (loss) per share                                12,638,167         10,699,000         11,741,685         9,494,000
    Diluted income (loss) per share                              12,638,167         10,699,000         12,454,204         9,494,000
    Diluted income per share excluding
       in-process R&D write-off                                  13,383,537         11,254,000         12,454,204        10,050,000

Adjusted net income per share (a):
    Adjusted net income used in computing net
       income per share                                        $      2,508       $      1,075       $      4,380      $      1,307
    Diluted adjusted income per share                          $       0.19       $       0.10       $       0.35      $       0.13
    Shares used in computing diluted income
       per share                                                 13,383,537         11,254,000         12,454,204        10,050,000

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


                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              for Six Months Ended June 30, 1999 and June 30, 1998
                                 (In thousands)

                                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                                          -------------------------
                                                                                                            1999             1998
                                                                                                          --------         --------
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income(loss) .............................................................................        $  1,335         $(15,345)
    Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization .........................................................             762               84
           In process research and development wirte-0f ..........................................           2,802           16,600
           Amortization of deferred compensation .................................................              41               34
           Capital loss (gain) on sale of fixed assets ...........................................            --                  4

           Increase in other liabilities .........................................................             (13)               9
           Increase in trade receivables .........................................................          (2,057)            (506)
           Decrease (increase) in other accounts receivable and prepaid expenses .................            (776)            (265)

           Increase (decrease) in trade payables .................................................             163              106
           Increase (decrease) in deferred revenues and accrued expenses .........................          (2,111)          (1,208)
                                                                                                          --------         --------

    Net cash used in operating activities ........................................................             146             (487)
                                                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Payment for acquisition ...............................................................          (9,194)         (18,600)
           Investments in short-term deposits ....................................................            --              2,694
           Proceeds from sale of fixed ...........................................................            --                 12
           Purchase of fixed assets ..............................................................          (1,646)            (258)
                                                                                                          --------         --------
    Net cash provided by (used in) investing activities ..........................................         (10,840)         (16,152)
                                                                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payment of long-term loan to a related party ................................            --               (242)
           Proceeds from the issuance of share capital and exercise of stock options
              and warrants, net ..................................................................          92,393           29,409
           Proceeds from long term loans .........................................................             387               36
           Short-term bank credit, net ...........................................................            --               (250)
                                                                                                          --------         --------
    Net cash provided by financing activities ....................................................          92,780           28,953
                                                                                                          --------         --------
Increase (decrease) in cash and cash equivalents .................................................          82,086           12,314
Cash and cash equivalents at the beginning of the period .........................................          13,019            1,573
                                                                                                          --------         --------
Cash and cash equivalents at the end of the period ...............................................        $ 95,105         $ 13,887
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

           The Pro Forma unudited results of operations for the six months ended June 30, 1999 and June 1998, assuming consummation of the purchase and issuance of the 25% in stock as of January 1, 1998 are as follows:

                                  Six Months Ended June 30,
                                 ---------------------------
                                 1999                   1998
                                 ----                   ----

Sales                           20,063                 10,548
Net Income (loss)                3,520                (16,196)

Net Income per share:
Basic                            0.28                  (1.50)
Diluted                          0.26                  (1.50)

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Fundtech Ltd.
                                      (Registrant)


                                      /s/ Reuven Ben-Menachem
                                      -------------------------
Dated:    December 9, 1999            Chairman, President & CEO


                                      /s/ Michael Carus
                                      -----------------------------------
Dated:    December 9, 1999            Executive Vice President, COO & CFO
                                      (Principal Financial Officer)