Form 10-K
period 1999-12-31
FUNDTECH LTD
filed 2000-03-30
CIK 1054836

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                      ------------------------------------

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the
                        fiscal year ended December 31, 1999
                                         or
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the
            transition period from           to

                        Commission file number: 0-29634

                                 FUNDTECH LTD.
             (Exact Name of Registrant as Specified in its Charter)

                                     ISRAEL
         (State or Other Jurisdiction of Incorporation or Organization)

            12 HA'HILAZON STREET, 5TH FLOOR, RAMAT GAN 52522, ISRAEL (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K     [ ]

The aggregate market value of the voting common equity held by non-affiliates was $252,919,603 as at March 23, 2000. The number of Ordinary Shares outstanding at March 23, 2000 was 14,054,007.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     13
Item 3.     Legal Proceedings...........................................     13
Item 4.     Submission of Matters to a Vote of Security Holders.........     13

PART II
Item 5.     Market for Registrants' Common Equity and Related
            Stockholder Matters Price Range of Ordinary Shares..........     14
Item 6.     Selected Financial Data.....................................     15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     16
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     25
Item 8.     Financial Statements and Supplementary Data.................     25

PART III
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     50
Item 10.    Directors and Executive Officers of the Registrants.........     50
Item 11.    Executive Compensation......................................     56
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     60
Item 13.    Certain Relationships and Related Transactions..............     61

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     62

Signatures..............................................................     65

                                     PART I

ITEM 1.  BUSINESS

     Fundtech is a leading provider of software solutions which enables businesses and their banks to process payments electronically, transfer funds and manage cash positions. Our client/server web enabled software products automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently and in real-time. Fundtech's products and related services are designed to integrate all elements of the electronic payments cycle, including electronic funds transfer, cash management and treasury management.

INDUSTRY BACKGROUND

     The increasing integration of global economies has led to a dramatic increase in the number of financial transactions initiated and settled each day through electronic payments and funds transfers. National and multinational financial institutions and businesses must facilitate this ever-increasing volume of electronic payments and funds transfers. In 1997, 90 million funds transfers having an approximate aggregate value of $288 trillion took place in the United States over the Federal Reserve's FedWire system. The Clearing House Inter-bank Payments System (CHIPS) handled 59 million transactions at a total aggregate dollar amount exceeding $360 trillion. More than three times as many transactions occurred internationally with SWIFT payments message transfer volume at 540 million.

     National and multinational financial institutions and businesses must facilitate this ever-increasing volume of electronic payments and funds transfers. The transfer and settlement of funds has traditionally been error-prone, inefficient and costly due to a significant manual back-office component on both sides of the transfer. In addition, the integration of global economies has increased both the complexity and the importance of managing the flow of a corporation's funds on a daily basis. Finally, the rapid growth of business-to-business e-Commerce is changing the way that corporate payments are made. Consequently, businesses are demanding from their financial institutions web based cash management solutions that permit real-time management of funds across multiple accounts, currencies and international borders, and payment solutions that support the real-time initiation, authorization and settlement of electronic payments.

     To service the emerging needs of their business clients, financial institutions are seeking a more cost-efficient method of offering funds transfer and cash management services and are increasingly migrating to electronic intranet/internet and client/server based platforms.

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

     Electronic banking provides a link between banks and their business clients, enabling such clients to manage their cash, debt and other accounts in a real-time comprehensive and secure manner, and permitting the financial institutions with which such businesses have accounts to implement, record and report the financial transactions conducted by such businesses rapidly and cost-effectively. Some of the features that comprise an electronic banking solution include: facilitating the transfer of cash within an organization; enabling control of cash movement through interfacing with financial institutions; and providing the capability to report on the status of all types of accounts, including lines of credit, and on the availability of funds.

PRODUCTS AND SERVICES

     Fundtech's products and related services are designed to integrate all elements of the electronic payments cycle, including: electronic funds transfer; cash management; and treasury management. Fundtech believes that its products are among the most technologically advanced and cost-effective solutions in the electronic payments and banking industry. Fundtech's products facilitate all aspects of the electronic payments and banking cycle including payment initiation, electronic balance reporting, account reconciliation, real-time account balance verification, and other sophisticated auditing and reporting functionality. Fundtech's products offer exceptional graphical user interfaces, enabling its customers to easily receive accurate and focused information concerning the status of electronic payment transactions and other cash management data.

PRODUCT NAME                     DESCRIPTION                                      RELEASE DATE
------------                     -----------                                      ------------
ELECTRONIC FUNDS TRANSFERS SOLUTIONS

FEDplu$(TM)....................  Supports payment processing, risk management     May 1995
                                 and regulatory compliance for U.S. financial
                                 institutions that utilize the Federal Reserve
                                 Bank's FedWire system for high value payments.

PAY$tar(TM)....................  Supports payment processing, risk management     January 1997
                                 and regulatory compliance for international
                                 multi-currency payments of international banks
                                 operating in the U.S., including Fedwire,
                                 SWIFT and CHIP payments.

PAYplus RTGS(TM)...............  Supports payment processing, risk management     December 1997
                                 and regulatory compliance for international
                                 banks that utilize payments systems of
                                 countries other than the U.S.

Interbank Gateway Services.....  A service bureau solution providing technology   February 1995
                                 infrastructure for banks' e-payments and
                                 e-commerce activities.

PAYplus CLS(TM)................  A comprehensive CLS Settlement Member and        Under development
                                 Third Party Solution designed to manage
                                 foreign exchange risk and facilitate
                                 electronic payment for the world's largest
                                 banks.

Global PAYplus(TM).............  A solution for managing the global payments      September 1999
                                 activity for large banks and financial
                                 institutions supporting payment processing,
                                 risk management and regulatory compliance.

WireUP(TM).....................  Contingency recovery products and services for   December 1997
                                 Fundtech's clients.

PRODUCT NAME                     DESCRIPTION                                      RELEASE DATE
------------                     -----------                                      ------------
CASH MANAGEMENT SOLUTIONS
ACCESS Banking Products

ACCESS Banking(TM).............  ACCESS Banking allows financial institutions     March 1995
                                 to deliver a comprehensive set of cash
                                 management services to their corporate clients
                                 through a full range of delivery channels,
                                 including the Internet.

InfoVue(TM)....................  A delivery channel for ACCESS that is based on   October 1995
                                 the Microsoft Windows standard that delivers
                                 cash management functionality to the corporate
                                 end user's desktop.

WebAccess(TM)..................  A browser-based delivery channel for ACCESS      September 1998
                                 that delivers cash management functionality to
                                 the corporate end user via the web.

Access.pro(TM).................  The next generation Internet-based cash          Under development
                                 management across global accounts in multiple
                                 currencies designed for large financial
                                 institutions.

Fundtech Banker Products

Fundtech Banker(TM)............  A fully integrated, cost effective corporate     March 1991
                                 cash management system designed primarily for
                                 the community bank market.

Fundtech Banker for the
  Internet(TM).................  A Web-based cash management system that runs     November 1998
                                 with the Fundtech Banker cash management
                                 system.

TREASURY MANAGEMENT SOLUTIONS

RECON$tar(TM)..................  An automated reconciliation system for           February 1996
                                 payments and other electronic transactions.

Global CASHstar(TM)............  A multi-currency treasury management system      Under development
                                 for large financial institutions and large
                                 business enterprises.

NOSTROplus(TM).................  A reconciliation solution for the management     September 1999
                                 of correspondent bank accounts.

ELECTRONIC FUNDS TRANSFER SOLUTIONS

FEDPLU$

     Fundtech's FEDplu$ product is a client/server funds transfer solution used to connect a financial institution's funds transfer room to the Federal Reserve's FedWire system. FEDplu$ enhances and improves productivity and customer service for financial service institutions in what has long been an area of manually intensive back-office operations. FEDplu$, which can interface with many different bank accounting packages while automating the wire transfer process, made an immediate impact on the targeted market of midsized financial institutions.

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

PAY$TAR

     Fundtech's PAY$tar product is a fully integrated domestic and international multi-currency payments solution that enables the handling of transactions through Fedwire, SWIFT, and CHIPS and interconnects to internal bank back-office systems and remote customer/branch workstations.

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

PAYPLUS RTGS

     Fundtech's PAYplus RTGS solution is a client/server electronic funds transfer software product that is used by financial institutions outside the United States to process payment transactions and to settle with central bank real-time gross settlement system. PAYplus RTGS functionality includes: (1) management of a financial institution's cash reserves at a central bank; (2) forecasting of end-of-day funds availability; (3) reconciliation of transactions performed by customers of the financial institution directly with the central bank; and (4) management of non-payment, fraud, foreign exchange and credit risks.

PAYPLUS CLS

     PAYplus CLS is an integrated solution to help large foreign exchange trading banks address the requirements of the Continuous Linked Settlement system (CLS). PAYplus CLS provides Payments, Treasury, Reconciliation, Interface and Systems Management controls to insure that the bank meets necessary requirements and will also provide full control and functionality for its FX trading relationships.

GLOBAL PAYPLUS(TM)

     Fundtech's Global PAYplus provides institutions with a global view of their payments activity. This multi-tiered system addresses the needs of both local and global payment processes. At the local level, Global PAYplus employs Fundtech's PAYplus RTGS solution, a client/server funds transfer payment system that supports the local payment processing, risk management and regulatory compliance for the local clearing systems. At the global level, Global PAYplus aggregates worldwide payment activity. Global PAYplus is a multi-platform system supporting both UNIX and NT that employs open technology standards. The system features end-to-end security and multi-currency capabilities.

WIREUP -- CONTINGENCY PROCESSING CENTERS

     Fundtech's WireUp -- Contingency Processing Centers were developed to respond to the need expressed by many of Fundtech's customers for a contingency back-up system for wire transfer operations (in accordance with government regulations), and to realize Fundtech's objective of entering a niche market within the client base of Fundtech and its partners. Fundtech's WireUp offering supports all of Fundtech's US-based product groups and has centers in Jersey City, New Jersey, San Leandro, California and Atlanta, Georgia.

INTERBANK GATEWAY SERVICES

     Fundtech Biveroni's Interbank Gateway Services is a set of electronic payments and securities application services provided by our service bureau in Switzerland. The Interbank Gateway Services provides a secure and reliable technology infrastructure which enables financial institutions to initiate, process and support electronic payment transactions across a wide range of settlement systems. The service bureau's customers are currently predominantly Swiss banks, but Fundtech intends to expand this offering into other areas of the world. In addition, Fundtech intends to continue expanding the application services offered by the service bureau in an effort to continue offering its bank customers the most complete set of electronic payment and e-commerce solutions available in the market.

     Interbank Gateway Services provides the following application functionality:

          SICigt allows banks and other financial institutions to connect to the Central Bank of Switzerland for the processing and settlement of bank to bank e-payments.

          EuroSICigt allows banks and other financial institutions to connect to the Central Bank of Switzerland for the processing and settlement of bank to bank Euro-denominated e-payments.

          SECOMigt allows banks and other financial institutions to engage in the electronic trading and settlement of securities transactions through online-access to SECOM, Switzerland's securities trading and settlement system.

          SWIFTigt allows banks and other financial institutions to connect to the SWIFT network for the processing and settlement of international bank to bank e-payments.

CASH MANAGEMENT SOLUTIONS

ACCESS BANKING

     Fundtech's Access Banking solution is a client/server product that enables banks and other financial institutions to provide cash management services to their corporate clients. ACCESS banking is targeted at the mid to large size financial institutions. Through Access Banking, clients can obtain balance history and intra-day reporting, manage check transactions, originate ACH transactions and initiate wire transfer payments. Access Banking consists of a server located in the back-office of a bank and a remote access module located at the premises of the bank's corporate client. Clients can interact with the bank's Access Banking server remotely via the web, touch-tone telephone with voice response, teletype terminal emulation, or facsimile transmission.

INFOVUE

     Fundtech's InfoVue product is a Windows-based cash management software suite for interfacing with Access Banking. The InfoVue suite includes balance reporting of current and previous-day balances, ACH origination, wire initiation, book transfers and check management.

WEBACCESS

     webACCESS is a browser-based cash management interface to the Access Banking server at the bank. Financial institutions can use webACCESS to provide low-cost, branded banking services to their corporate clients via Internet, intranet or extranet.

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

FUNDTECH BANKER

     Fundtech Banker is a Windows NT based suite of cash-management products for the delivery of comprehensive electronic banking to the commercial and corporate markets. The Fundtech Banker suite provides bank's commercial customers with timely notification of fraudulent or miss-posted transactions, expedited funds transfer services, reduced reconcilement costs, and more timely information flow and data delivery.

     Fundtech Banker allows small and mid-tier banks to offer corporate and commercial business customers products and services that previously were only available to large corporations, helping them to retain valuable customers.

FUNDTECH BANKER FOR THE INTERNET

     A Web-based product line that addresses the unique electronic banking service needs of the small business and middle market. Fundtech Banker for the Internet, a Web-based payments product, is run with Fundtech Banker, Fundtech's PC-based cash management suite of products.

TREASURY MANAGEMENT SOLUTIONS

RECON$TAR

     Fundtech's RECON$tar solution is a client/server system based on Windows NT and SQL Server software that enables financial institutions to automatically reconcile various types of transactions, such as incoming/outgoing wire transfer transactions. Flexibility was incorporated into the product to cover a wide range of reconciliation requirements and to permit tailoring of the product to meet specific processing, accounting and reporting needs.

GLOBAL CASHSTAR

     Global CASHstar, is a treasury management system for large financial institutions and industrial companies. Global CASHstar facilitates the transfer of cash to and from an institution's branches worldwide through intelligent global workflows. This system functionality includes cash movement control, auditability, accounting, and reconciliation for the related activities; report on funds availability, cash balance management and risk management.

NOSTROPLUS

     NOSTROplus is designed to facilitate the management of correspondent account relationships worldwide by enabling banks to meet target balances at the account and currency level while minimizing the costs of account ownership.

     NOSTROplus is a client/server software application that combines account balance management, automated funding, and account/transaction matching features. NOSTROplus supports processing for all currencies and includes special features for the management of Euro accounts and sweep relationships.

CUSTOMERS AND MARKETS

     Fundtech's scaleable products are sold to a wide array of financial institutions and large business enterprises.

     The markets for Fundtech's products consist of the following end-users:

     U.S. Banks -- This group of customers may be divided into three tiers. The top tier consists of over 100 banks each with more than $5 billion in assets. The second tier consists of approximately 3,000 banks with over $100 million in assets. The third tier consists of approximately 7,000 small banks with less than $100 million in assets.

     Agency Banks and Branches of Foreign Banks Located in the United
States -- These banks are located mainly in financial centers such as New York City, San Francisco, Los Angeles and Dallas.

     Banks Located Outside of the U.S.

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

SALES AND MARKETING

     Fundtech sells its products through its direct sales force and through distributors including EDS Japan, Fiserv, and Compaq. Because the sale of electronic payments and banking products is highly technical, the sales cycle varies by product and customer.

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

SOFTWARE DEVELOPMENT

     Fundtech believes that its software development team provides a significant competitive advantage. The team is comprised of developers with experience in visual programming design and object-oriented software development of mission-critical applications. Fundtech believes this assembly of diverse technical expertise contributes to the highly integrated functionality of its products. Fundtech's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership. The total software development staff consisted of 172 full-time employees, as of March 1, 2000. All of Fundtech's products have been developed internally by its product development staff. Fundtech believes significant investments in product development are required to remain competitive.

     To ensure that its products are developed successfully, within their budgets and according to schedule, Fundtech sends its products through four distinct design and testing stages: (1) specifications are developed through consultation with prospective users to ensure that the product matches the user's requirements; (2) an internal quality assurance team verifies the integrity of the product at each stage of development prior to beta testing; (3) beta testing data is used to evaluate the functionality of the products and their ability to perform under realistic conditions; and (4) a controlled group of users is polled regularly to identify any modifications that may be necessary. In addition, Fundtech works closely with current and potential end-users, Fundtech's strategic partners and leaders in certain industry segments to identify market needs and define appropriate product specifications. Fundtech's employees also participate in numerous user focus groups to review product design. Fundtech has software development sites in Israel, Switzerland, New Jersey, Massachusetts and Georgia. Fundtech believes that separating development by geographic region both allows for development to be close to the targeted market and increases Fundtech's opportunity to attract development talent.

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

COMPETITION

     Fundtech believes that the principal competitive factors in the industry in which it operates are product performance, technical features, compatibility with existing operating systems, reliability, security, relational database powers, price, customer service and support, and ease of use. Fundtech believes that its products and related services are competitive with respect to these factors. However, there can be no assurance that Fundtech will be able to differentiate its products from the products of its competitors or to develop or introduce successfully new products that are less costly than or superior to those of its competitors. In addition, existing and new competitors of Fundtech may have established relationships with Fundtech's existing and potential customers, which could have a material adverse effect on Fundtech's ability to compete.

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

EMPLOYEES

     As of March 1, 2000, Fundtech had 58 employees in Israel, 41 employees in Switzerland, six employees in the United Kingdom, two in Australia, and 250 employees in the United States. Of the 250 employees in the United States, 113 were employed in software development, 81 in operations, 23 in sales and marketing, and 33 in administration. Of the 58 employees in Israel, 41 were employed in software development, seven in operations, four in sales and marketing and six in administration. Of the 41 employees in Switzerland, 18 were employed in software development, 12 in operations, four in sales and marketing, and seven in administration. Of the six employees in the United Kingdom, four were in sales and two were in operations. One employee in Australia is in operations and one is in sales. Fundtech considers its relations with its employees to be good and has never experienced a labor dispute, strike or work stoppage. Fundtech's employees are not represented by a labor union.

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

     A general practice followed by Fundtech, although not legally required, is the contribution of funds on behalf of most of its full-time employees in Israel to an individual insurance policy known as "Managers' Insurance." This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee; it provides for payments to the employee upon retirement or death and secures the severance pay, if any, to which the employee is legally entitled upon termination of employment. The remaining part of this obligation is presented on the balance sheet of Fundtech as provision for severance pay. See Note 9 to the Consolidated Financial Statements.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

     Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words, "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similarly expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in Fundtech's public filings, including general economic and market conditions, changes in regulations and taxes and changes in competition and pricing environments. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. Fundtech undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

     Fundtech does not own any real property. As of March 1, 2000, Fundtech leased an aggregate of approximately 1,214 square meters of office space in Ramat Gan, Israel, an aggregate of approximately 6,000, 12,000, 15,000, 2,000 and 22,000 square feet of office space in Lexington, Massachusetts, Jersey City, New Jersey, Carrollton, Texas, San Leandro, California and Norcross, Georgia, respectively and 9,000 and 2,000 square feet of office space in Switzerland and the U.K. The aggregate annual lease payments for Fundtech's facilities were approximately $1,056,000.

ITEM 3.  LEGAL PROCEEDINGS

     On or about October 22, 1999, a complaint was filed in the United States District Court for the District of New Jersey. Plaintiff purports to represent a class consisting of persons and entities who purchased or acquired ordinary shares of Fundtech Ltd. on October 6, 1999. Plaintiff alleges that Fundtech violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making statements at an analysts conference before the opening of the market on October 6, 1999 that did not reveal that later that day Fundtech would announce an earnings shortfall. Plaintiff seeks compensatory damages and/or rescission, the costs of the action, including attorneys' fees, accountants' fees and expert fees, and such other further relief as the court may deem just and proper. Plaintiff has advised Fundtech that an amended complaint will be filed. At this point, the management is of the opinion that the likely outcome of this litigation cannot be assessed. Fundtech's time to answer or move to dismiss the complaint has been extended until 45 days after the amended complaint is filed. Fundtech is not a party to any other litigation, either in Israel or abroad, and is not aware of any other pending or threatened litigation that may have a material adverse effect on Fundtech or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Fundtech's security holders of during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF ORDINARY SHARES

     The ordinary shares have been quoted on the Nasdaq National Market under the symbol "FNDTF" since Fundtech's initial public offering until July 28, 1999 at which time the symbol was changed to "FNDT". The following table sets forth, for the periods indicated, the high and low closing sales prices for the ordinary shares:

                                                                 HIGH      LOW
                                                                ------    ------
1998
  First Quarter (commencing March 13, 1998).................    18 5/8        16 3/4
  Second Quarter............................................    24 5/8        15 3/4
  Third Quarter.............................................    19 1/8        10 9/6
  Fourth Quarter............................................    20 11/16       8 3/4
1999
  First Quarter.............................................    31            19
  Second Quarter............................................    44 1/4        25 1/4
  Third Quarter.............................................    31 3/8        21 3/8
  Fourth Quarter............................................    21 1/2        10 9/16
2000
  First Quarter (through March 23, 1999)....................    41 5/8        23 3/8

     On March 23, 2000, the last closing sale price of the ordinary shares, as reported by the Nasdaq National Market, was $30.5 per share. As of March 21, 2000, Fundtech had 63 shareholders of record. Fundtech believes that the number of beneficial owners of the ordinary shares is in excess of 400.

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

                    RECENT SALES OF UNREGISTERED SECURITIES

     On February 19, 1999, Inveco International Inc. exercised a warrant and purchased an aggregate of 32,191 ordinary shares at a purchase price of $13.00 per share.

     During March 1999 and April 1999, Mr. Eddie Shalev exercised a warrant and purchased an aggregate of 3,572 ordinary shares at a purchase price of $2.57 per ordinary share.

     In April 1999, Fundtech sold one ordinary share to each of six individuals for a purchase price of $34.00 per ordinary share.

     On March 8, 2000, Inveco International Inc. exercised a warrant and purchased an aggregate of 40,000 ordinary shares at a purchase price of $13.00 per ordinary share.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of Fundtech presented below as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1997, 1998 and 1999 are derived from Fundtech's Consolidated Financial Statements set forth elsewhere herein which have been prepared in accordance with U.S. generally accepted accounting principles. The selected consolidated financial data of Fundtech as of December 31, 1996 and 1995 have been derived from audited consolidated financial statements of Fundtech not included herein. All of the financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1995      1996      1997       1998       1999
                                             -------   -------   -------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees...................   $   284   $ 2,403   $ 4,997   $ 14,007   $ 17,667
  Maintenance and services fees...........        68       498     2,313      7,116     12,531
  Hardware sales..........................       117       667       709      2,009      1,493
                                             -------   -------   -------   --------   --------
     Total revenues.......................       469     3,568     8,019     23,132     31,691
                                             -------   -------   -------   --------   --------
Cost of revenues:
  Software license costs..................        58       163       334        238        559
  Maintenance and services costs..........        36       316     1,086      4,549      8,051
  Hardware costs..........................        99       596       646      1,631      1,132
                                             -------   -------   -------   --------   --------
     Total cost of revenues...............       193     1,075     2,066      6,418      9,742
                                             -------   -------   -------   --------   --------
Gross profit..............................       276     2,493     5,953     16,714     21,949
                                             -------   -------   -------   --------   --------
Operating expenses:
  Software development, net...............     1,158     1,595     2,468      6,636     12,880
  Selling and marketing, net..............     1,319     1,424     1,750      2,970      6,464
  General and administrative..............       763       963     1,289      2,471      5,270
  In-process research and development
     write-off............................        --        --        --     16,600      2,802
                                             -------   -------   -------   --------   --------
     Total operating expenses.............     3,240     3,982     5,507     28,677     27,416
                                             -------   -------   -------   --------   --------
Operating income (loss)...................    (2,964)   (1,489)      446    (11,963)    (5,467)
Financial income, net.....................        79        28       190        571      3,756
                                             -------   -------   -------   --------   --------
Net income (loss).........................   $(2,885)  $(1,461)  $   636   $(11,392)  $ (1,711)
                                             =======   =======   =======   ========   ========
Basic earnings (loss) per share...........   $ (0.91)  $ (0.50)  $  0.22   $  (1.12)  $  (0.13)
                                             =======   =======   =======   ========   ========
Diluted earnings (loss) per share.........   $ (0.91)  $ (0.50)  $  0.08   $  (1.12)  $  (0.13)
                                             =======   =======   =======   ========   ========
Shares used in computing:
  Basic earnings (loss) per share.........     3,180     2,925     2,837     10,151     12,855
                                             =======   =======   =======   ========   ========
  Diluted earnings (loss) per share.......     3,180     2,925     7,935     10,151     12,855
                                             =======   =======   =======   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, short-term bank
  deposits and short term investments.....   $   660   $ 1,314   $ 4,267   $ 13,019   $ 82,516
Working capital...........................   $   390   $   779   $ 6,645   $ 18,140   $ 90,016
Total assets..............................   $ 1,732   $ 3,847   $ 9,658   $ 32,717   $125,142
Short-term bank credits, including current
  maturities of long-term debt............   $     9   $   962   $   255         --         --
Long-term debt............................   $   247   $   271   $   261         --         --
Shareholders' equity......................   $   684   $ 1,475   $ 7,404   $ 25,048   $118,594

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Fundtech was incorporated in 1993. Fundtech is a leading provider of software which enables businesses and their banks to process payments, transfer funds and manage cash positions electronically. Fundtech's client/server web enabled software products automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently and in real-time. Fundtech introduced its FEDplu$ product in May 1995, its PAY$tar product in January 1997, its PAYplus RTGS product in

December 1997 and its PAYplus CLS product in September 1999. To date, Fundtech has derived substantially all of its revenues from licenses of its Access Banking, FEDplu$, PAY$tar, PAYplus RTGS and Global CASHstar WireUp and service bureau products and solutions, and related services and third-party hardware sales.

     Fundtech's revenues are derived from software license fees, maintenance and services fees and hardware sales. Revenues from software license agreements are recognized when all criteria outlined in Statement Of Position (SOP) 97-2 "Software Revenue Recognition" (as amended by SOP 98-4) are met. That includes evidence of an arrangement; delivery; fixed or determinable fees; and the ability to collect. Revenues from certain of Fundtech's contracts are recognized on a percentage-of-completion basis. Revenues from maintenance and services fees are recognized over the life of the maintenance agreement or at the time when services are rendered. Revenues from hardware sales are recognized upon shipment.

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

     The following table presents Fundtech's consolidated revenues according to the geographical regions to which such revenues are attributable:

                                           1997                    1998                    1999
                                   ---------------------   ---------------------   ---------------------
                                    TOTAL                   TOTAL                   TOTAL
                                   REVENUES   PERCENTAGE   REVENUES   PERCENTAGE   REVENUES   PERCENTAGE
                                   --------   ----------   --------   ----------   --------   ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Israel...........................  $   204        2.5%     $   693        3.0%     $   495        1.6%
U.S.A............................    7,471       93.2       19,190       83.0       23,257       73.4
Australia........................      332        4.2          262        1.1          239        0.7
Switzerland......................       --         --           --         --        4,156       13.1
Other............................       12        0.1        2,987       12.9        3,544       11.2
                                   -------       ----      -------       ----      -------       ----
                                   $ 8,019        100%     $23,132        100%     $31,691        100%
                                   =======       ====      =======       ====      =======       ====

ACQUISITION OF BUSINESSES FROM CHECKFREE

     In April 1998, Fundtech acquired from CheckFree two businesses engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products. Fundtech paid $18,824,000 in cash (including acquisition expenses) for the acquired CheckFree businesses. The transaction was accounted for as a purchase and resulted in the initial recording of approximately $3 million of goodwill which is being amortized over a period of 10 years and a one time write-off of R&D in process in the amount of $16.6 million.

PURCHASE OF BBP AND CERTAIN ASSETS FROM STERLING

     In June 1999, Fundtech entered into a Share Purchase Agreement, with Biveroni Batchelet Partners AG, a Swiss corporation ("BBP") and its shareholders, pursuant to which Fundtech purchased all of the outstanding shares of BBP for an aggregate purchase price of approximately $13.9 million, of which 75% was paid in cash and 25% in stock (105,315 Ordinary Shares). The transaction was accounted for as a purchase and resulted in the initial recording of approximately $11.1 million of goodwill and other intangibles which is being amortized over an average period of 8.5 years and a one time write-off of R&D in process in the amount of $2.8 million.

     On September 30, 1999, Fundtech Corporation, a wholly owned subsidiary of Fundtech Ltd. and FCMS, LLC, an indirect wholly owned subsidiary of the Company, consummated the purchase of certain assets and assumed liabilities constituting the cash management business of Sterling Commerce (Northern America) Inc. (the "Cash Management Business"). The aggregate cash purchase price paid by the Company for the Cash Management Business was approximately $6.9 million (including acquisition expenses). The cash consideration was paid through immediately available funds from the Company's working capital. The transaction was accounted for as a purchase and resulted in the initial recording of approximately $7.3 million of goodwill and other intangibles which is being amortized over an average period of 9.2 years.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by each of the items in Fundtech's statement of operations:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                              1996     1997     1998     1999
                                                              -----    -----    -----    -----
Revenues:
  Software license fees...................................     67.3%    62.3%    60.6%    55.6%
  Maintenance and service fees............................     14.0     28.8     30.8     39.7
  Hardware sales..........................................     18.7      8.9      8.6      4.7
                                                              -----    -----    -----    -----
     Total revenues.......................................    100.0    100.0    100.0    100.0
                                                              -----    -----    -----    -----
Cost of revenues:
  Software license costs..................................      4.6      4.2      1.0      1.8
  Maintenance and service costs...........................      8.9     13.5     19.7     25.3
  Hardware costs..........................................     16.7      8.1      7.1      3.6
                                                              -----    -----    -----    -----
     Total cost of revenues...............................     30.2     25.8     27.8     30.7
                                                              -----    -----    -----    -----
Gross profit..............................................     69.8     74.2     72.2     69.3
                                                              -----    -----    -----    -----
Operating expenses:
  Software development, net...............................     44.7     30.8     28.7     40.6
  Selling and marketing, net..............................     39.9     21.8     12.8     20.4
  General and administrative..............................     27.0     16.1     10.7     16.7
  In-process research and development write-off...........       --       --     71.8      8.8
                                                              -----    -----    -----    -----
Total operating expenses..................................    111.6     68.7    124.0     86.5
                                                              -----    -----    -----    -----
Operating income (loss)...................................    (41.8)     5.5    (51.8)   (17.2)
Financial income, net.....................................      0.8      2.4      2.5     11.8
                                                              -----    -----    -----    -----
Net income (loss).........................................    (41.0)%    7.9%   (49.3)%   (5.4)%
                                                              =====    =====    =====    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Software License Fees Software license fees consist of revenues derived from software license agreements entered into between Fundtech and its customers. Software license fees increased by $3,660,000 to $17,667,000 in the year ended December 31, 1999 from $14,007,000 for the year ended December 31, 1998, an increase of 26%. This increase was attributable to the sale of our current product offerings, as well as growth in the sales from our acquired businesses including the internet cash management products and to revenues generated from the BBP service bureau.

     Maintenance And Services Fees Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the license. Maintenance and services fees increased by $5,415,000 to $12,531,000 in the year ended December 31, 1999 from $7,116,000 in the year ended December 31, 1998, an increase of 76%. The increase was commensurate with the increase in the number of customers and the acquisition of BBP and the Sterling Cash Management Business during 1999.

     Hardware Sales Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $516,000 to $1,493,000 in the year ended December 31, 1999 from $2,009,000 in the year ended December 31, 1998, a decrease of 26%. The decrease in hardware sales was attributable to the number of software licenses sold whereby the customer purchases hardware through the Company.

     Software License Costs Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs increased by $321,000 to $559,000 in the year ended December 31, 1999 from $238,000 in the year ended December 31, 1998, an increase of 135%. The gross margin of software license fees decreased from 98% in the year ended December 31, 1998 to 97% in the year ended December 31, 1999. The decrease in gross margin is attributable to the increase in royalty bearing software as a percentage of total sales as certain of Fundtech's product offerings are not royalty-bearing.

     Maintenance and Services Costs Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $3,502,000 to $8,051,000 in the year ended December 31, 1999 from $4,549,000 in the year ended December 31, 1998, an increase of 77%. The gross margin on maintenance and services fees remained constant at 36% in the years ended December 31, 1998 and 1999. The increase in maintenance and services costs is attributable to the growth in sales and includes costs related to the acquired entities.

     Hardware Costs Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $499,000 to $1,132,000 in the year ended December 31, 1999 from $1,631,000 in the year ended December 31, 1998, a decrease of 31%. This gross margin on hardware increased from 19% in the year December 31, 1998 to 24% in the year ended December 31, 1999. The increase on gross margin was primarily due to an increase in higher margin products accounting for a greater percentage of the overall hardware revenue.

     Software Development Software development expenses are related to the development and testing of new products. Software development expenses increased by $6,244,000 to $12,880,000 in the year ended December 31, 1999, from $6,636,000 in the year ended December 31, 1998, an increase of 94%. The increase in software development costs is principally related to the development of new product offerings by Fundtech such as Global PAYplus RTGS, Access.pro, NostroPlus and Global CASHstar and also due to the development resources added as a result of the acquisition of BBP and the Sterling Cash Management Business. In the years ended December 31, 1998 and 1999, Fundtech did not receive grants from the Government of Israel.

     Selling and Marketing, Net Selling and marketing expenses increased by $3,494,000 to $6,464,000 in the year ended December 31, 1999 from $2,970,000 in the year ended December 31, 1998, an increase of 118%. Selling and marketing expenses as a percentage of revenues increased from 13% in December 31, 1998 to 20% in the year ended December 31, 1999 due to decrease in sales attributable to each salesperson, expenses relating to opening the sales office in Australia and expanding the sales channels in Europe and increasing the size of the U.S. sales group.

     General and Administrative General and administrative expenses increased by $2,799,000 to $5,270,000 in the year ended December 31, 1999 from $2,471,000 in the year ended December 31, 1998, an increase of 113%. The increase is due to the expansion of the business and an increase of $1,122,000 relating to amortization of goodwill from the acquisition of BBP and the Sterling Cash Management Business.

     In-Process R&D Write-Off In June 1999, Fundtech purchased from BBP's shareholders all of the outstanding shares of BBP for approximately $13.9 million. The BBP acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded, as goodwill, which is amortized on a straight-line basis over 8.5 years. Fundtech recorded, according to FASB interpretation No. 4 (FIN 4), an expense in the amount of $2,802,000 which represents the estimated value of software acquired from BBP for which technological feasibility has not yet been established and for which no alternative future use exists (in-process research and development).

     Financial Income, Net Net financial income increased by $3,185,000 to $3,756,000 in the year ended December 31, 1999 from $571,000 in the year ended December 31, 1998 an increase of 558%. The increase of the financial income is due mainly to interest earned on cash received from our April 30, 1999 secondary public offering.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Software License Fees Software license fees consist of revenues derived from software license agreements entered into between Fundtech and its customers. Software license fees increased by $9,010,000 to $14,007,000 in the year ended December 31, 1998 from $4,997,000 for the year ended December 31, 1997, an increase of 180%. This increase was attributable to the sale of new product offerings such as Global CASHstar and PAYplus RTGS, Fundtech's international payment system and due to the revenue generated from the new products of the acquired CheckFree businesses such as ACCESS.pro, webACCESS, InfoVue and MicroACH. Additionally, this increase was due to an increase of sales throughout Fundtech's distribution channels, such as Sterling Commerce, and Fiserv.

     Maintenance and Services Fees Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and services at the time of the sale of the system. Maintenance and services fees increased by $4,803,000 to $7,116,000 in the year ended December 31, 1998 from $2,313,000 in the year ended December 31, 1997, an increase of 208%. The increase is commensurate with the increase in systems sold during this period and due to the revenue generated from maintenance and services fees related to products of the acquired CheckFree businesses.

     Hardware Sales Hardware sales consist of revenues received from resales of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales increased by $1,300,000 to $2,009,000 in the year ended December 31, 1998 from $709,000 in the year ended December 31, 1997, an increase of 183%. Hardware sales increased due to the increase in number of systems sold with hardware due to revenues generated by the acquired CheckFree businesses. Fundtech currently requests that its customers purchase hardware on their own and send it to Fundtech for testing with the software.

     Software License Costs Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals and shipping. Software license costs decreased by $96,000 to $238,000 in the year ended December 31, 1998 from $334,000 in the year ended December 31, 1997, a decrease of 29%. The gross margin on software license fees increased from 93% in the year ended December 31, 1997 to 98% in the year ended December 31, 1998. The increase in gross margin is attributable to the decrease in royalty payments as a percentage of total sales as certain of Fundtech's product offerings are not royalty bearing.

     Maintenance and Services Costs Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $3,463,000 to $4,549,000 in the year ended December 31, 1998 from $1,086,000 in the year ended December 31, 1997, an increase of 319%. The gross margin on maintenance and services fees decreased from 53% for the year ended December 31, 1997 to 36% for the year ended December 31, 1998. The decrease in gross margin was primarily due to an increase in personnel associated with the acquired CheckFree businesses.

     Hardware Costs Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales increased by $985,000 to $1,631,000 in the year ended December 31, 1998 from $646,000 in the year ended December 31, 1997, an increase of 152%. This increase is commensurate with the increase in hardware sales by Fundtech in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $137.9 million, including net proceeds from the IPO in the amount of approximately $29.0 million, proceeds from the secondary public offering in the amount of approximately $92.4 million, grants from the Government of Israel and borrowings from banks.

     As of December 31, 1999, Fundtech's working capital was $90.0 million. Cash equivalents and marketable securities were $82.5 million. Fundtech utilized net cash from operations amounting to $995 for the year ended December 31, 1999 and provided $2,180 for the year ended December 31, 1998.

     In April 1998, Fundtech acquired the CheckFree businesses for approximately $18.8 million in cash including expenses. On April 30, 1999 Fundtech completed a second public offering of 2,900,000 Ordinary Shares, which raised net proceeds in the amount of approximately $92.4 million.

     In June 1999, Fundtech acquired all of the outstanding shares of BBP for approximately $11.1 million in cash and $2.9 million in stock.

     In September 1999, Fundtech purchased certain assets constituting the Cash Management Business of Sterling for $6.9 million in cash (including acquisition expenses).

     Fundtech believes that cash on hand and cash flows from operations together with the proceeds from the April 30, 1999 offering will provide adequate financial resources to finance Fundtech's current operations and the planned expansion of its operations for the foreseeable future. However, in the event that Fundtech makes one or more acquisitions for consideration consisting of all or a substantial part of Fundtech's available cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.

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

     For some time until 1997, inflation in Israel exceeded the devaluation of the NIS against the dollar and Fundtech experienced increases in the dollar cost of its operations in Israel. This trend was reversed during 1997 and 1998. In 1997, the rate of inflation was 7.0% and the rate of devaluation was 8.8%. In 1998, the rate of inflation was 8.6% and the rate of devaluation was 17.6%. In 1999, Israel experienced inflation at the rate of 1.3% as well as a devaluation of the dollar against the NIS at the rate of 0.2%.

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

EFFECTIVE CORPORATE TAX RATE

     Fundtech's development facility in Israel has been granted "Approved Enterprise" status under Israel's Law for the Encouragement of Capital Investments. Fundtech has derived, and expects to continue to derive, a portion of its income from Approved Enterprise investments. Under the Approved Enterprise program, Fundtech is entitled to reductions in the tax rate normally applicable to Israeli companies with respect to income generated from its Approved Enterprise investments. Fundtech is entitled to a tax exemption for a period of two years commencing in the first year in which such income is earned, subject to certain time restrictions. The first year of tax exemption for Fundtech Ltd. was 1998. At December 31, 1999, Fundtech had net operating loss carryforwards in the U.S. of approximately $14.3 million and $2.4 million loss carry-forwards in Israel. See Note 13 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Fundtech to significant market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              - KOST FORER & GABBAY              - Phone: 972-3-6232525
                                              2 Kremenetski St.                  Fax: 972-3-5622555
                                              Tel-Aviv 67899, Israel

ERNST & YOUNG
  KOST FORER & GABBAY

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of
  FUNDTECH LTD.

     We have audited the accompanying consolidated balance sheets of Fundtech Ltd. and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Fundtech Ltd. and its subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

Tel-Aviv, Israel                                                  KOST, FORER & GABBAY
February 7, 2000                                         A Member of Ernst & Young International

                                 FUNDTECH LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   1998            1999
                                                               ------------    ------------
                                                               (U.S. DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................     $ 13,019        $ 41,493
Marketable securities (Note 3)..............................           --          41,023
Inventories.................................................           --              91
Trade receivables (net of allowance -- $301 in 1998 and $310
  in 1999) (Note 4).........................................       12,040          11,753
Other receivables and prepaid expenses (Note 5).............          579           1,777
                                                                 --------        --------
  Total current assets......................................       25,638          96,137
                                                                 --------        --------
SEVERANCE PAY FUND (Note 9).................................          113             233
                                                                 --------        --------
LONG-TERM TRADE RECEIVABLES (Note 6)........................          244           1,033
                                                                 --------        --------
FIXED ASSETS, NET (Note 7)..................................        3,759           7,941
                                                                 --------        --------
Other Assets (Net of Amortization of $153 in 1998 and $1,428
  in 1999)..................................................        2,963          19,798
                                                                 --------        --------
                                                                 $ 32,717        $125,142
                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred revenues...........................................     $  3,933        $    991
Trade payables..............................................        1,386           1,528
Other payables and accrued expenses (Note 8)................        2,179           3,602
                                                                 --------        --------
                                                                    7,498           6,121
                                                                 --------        --------
LONG-TERM LIABILITIES:
Other liabilities...........................................           36              --
Deferred taxes..............................................           --             149
Accrued severance pay (Note 9)..............................          135             278
                                                                 --------        --------
Total long-term liabilities.................................          171             427
                                                                 ========        ========
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
SHAREHOLDERS' EQUITY: (Note 11)
Share capital --
  Ordinary Shares:
     Authorized: 19,949,998 of NIS 0.01 par value; Issued
      and outstanding: 10,791,952 as of December 31, 1998
      and 13,951,582 as of December 31, 1999................           34              42
  Deferred Shares:
     Authorized, issued and outstanding:
       50,002 of NIS 0.01 par value as of December 31, 1998
        and 1999............................................           --              --
Additional paid-in capital..................................       41,664         137,997
Deferred compensation.......................................         (219)           (147)
Accumulated other comprehensive loss........................           --          (1,156)
                                                                 --------        --------
Accumulated deficit.........................................      (16,431)        (18,142)
                                                                 --------        --------
Total shareholders' equity..................................       25,048         118,594
                                                                 --------        --------
                                                                 $ 32,717        $125,142
                                                                 ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1997       1998       1999
                                                               --------   --------   --------
                                                                (U.S. DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
Revenues:
  Software licenses fees....................................   $  4,997   $ 14,007   $ 17,667
  Maintenance and service fees..............................      2,313      7,116     12,531
  Hardware sales............................................        709      2,009      1,493
                                                               --------   --------   --------
Total revenues..............................................      8,019     23,132     31,691
                                                               --------   --------   --------
Cost of revenues:
  Software license costs....................................        334        238        559
  Maintenance and service costs.............................      1,086      4,549      8,051
  Hardware costs............................................        646      1,631      1,132
                                                               --------   --------   --------
Total cost of revenues......................................      2,066      6,418      9,742
                                                               --------   --------   --------
Gross profit................................................      5,953     16,714     21,949
                                                               --------   --------   --------
Operating expenses:
  Software development, net.................................      2,468      6,636     12,880
  Selling and marketing, net (Note 10)......................      1,750      2,970      6,464
  General and administrative................................      1,289      2,471      5,270
  In-process research and development write-off (Note 1b)...         --     16,600      2,802
                                                               --------   --------   --------
Total operating expenses....................................      5,507     28,677     27,416
                                                               --------   --------   --------
Operating income (loss).....................................        446    (11,963)    (5,467)
Financial income, net (Note 14c)............................        190        571      3,756
                                                               --------   --------   --------
Net income (loss)...........................................   $    636   $(11,392)  $ (1,711)
                                                               ========   ========   ========
Basic earnings (loss) per share.............................   $   0.22   $  (1.12)  $  (0.13)
                                                               ========   ========   ========
Diluted earnings (loss) per share...........................   $   0.08   $  (1.12)  $  (0.13)
                                                               ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                    PREFERRED SHARES       ORDINARY SHARES     DEFERRED SHARES   ADDITIONAL
                                   -------------------   -------------------   ---------------    PAID-IN       DEFERRED
                                     SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION
                                   ----------   ------   ----------   ------   ------   ------   ----------   ------------
                                                                 (U.S. DOLLARS IN THOUSANDS)
Balance as of January 1, 1997....   3,662,769    $ 8      2,924,997    $ 7     50,002    $--      $ 7,135        $  --
Issuance of Preferred "D"
Shares net of issuance costs.....   1,389,752      2             --     --         --     --        5,287           --
Conversion of Ordinary Shares to
  Preferred "D" Shares...........     150,000     --       (150,000)    --         --     --           --           --
Deferred compensation related to
  grant options..................          --     --             --     --         --     --          201         (201)
Amortization of deferred
  compensation...................          --     --             --     --         --     --           --            4
Net income.......................          --     --             --     --         --     --           --           --
                                   ----------    ---     ----------    ---     ------    ---      -------        -----
Balance as of December 31,
  1997...........................   5,202,521     10      2,774,997      7     50,002     --       12,623         (197)
Stock dividend...................          --     --             --      8         --     --           (8)          --
Exercise of stock options, net...          --     --         42,325*)   --         --     --          159           --
Exercise of warrants, net........          --     --        184,609      1         --     --          130           --
Conversion of Preferred Shares
  into Ordinary Shares...........  (5,202,521)   (10)     5,202,521     10         --     --           --           --
Issuance of Ordinary Shares,
  net............................          --     --      2,587,500      8         --     --       28,667           --
Deferred compensation related to
  grant options..................          --     --             --     --         --     --           93          (93)
Amortization of deferred
  compensation...................          --     --             --     --         --     --           --           71
Net loss.........................          --     --             --     --         --     --           --           --
                                   ----------    ---     ----------    ---     ------    ---      -------        -----
Balance as of December 31,
  1998...........................          --     --     10,791,952     34     50,002     --       41,664         (219)
  Foreign currency translation
    adjustment...................          --     --             --     --         --     --           --           --
  Unrealized loss from
    securities...................          --     --             --     --         --     --           --           --
  Other comprehensive loss.......          --     --             --     --         --     --           --           --
Exercise of stock options, net...          --     --        118,546*)   --         --     --          530           --
Exercise of warrants.............          --     --         35,763*)   --         --     --          427           --
Issuance of Ordinary Shares,
  net............................          --     --      3,005,321      8         --     --       95,376           --
Amortization of deferred
  compensation...................          --     --             --     --         --     --           --           72
Net loss.........................          --     --             --     --         --     --           --           --
                                   ----------    ---     ----------    ---     ------    ---      -------        -----
Total comprehensive loss.........
Balance as of December 31,
  1999...........................          --    $--     13,951,582    $42     50,002    $--      $137,997       $(147)
                                   ==========    ===     ==========    ===     ======    ===      =======        =====

                                    ACCUMULATED
                                       OTHER                         TOTAL           TOTAL
                                   COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                       LOSS          DEFICIT         LOSS           EQUITY
                                   -------------   -----------   -------------   -------------
                                                   (U.S. DOLLARS IN THOUSANDS)
Balance as of January 1, 1997....     $    --       $ (5,675)            --        $  1,475
Issuance of Preferred "D"
Shares net of issuance costs.....          --             --             --           5,289
Conversion of Ordinary Shares to
  Preferred "D" Shares...........          --             --             --              --
Deferred compensation related to
  grant options..................          --                            --              --
Amortization of deferred
  compensation...................          --             --             --               4
Net income.......................          --            636             --             636
                                      -------       --------        -------        --------
Balance as of December 31,
  1997...........................          --         (5,039)            --           7,404
Stock dividend...................          --             --             --              --
Exercise of stock options, net...          --             --             --             159
Exercise of warrants, net........          --             --             --             131
Conversion of Preferred Shares
  into Ordinary Shares...........          --             --             --              --
Issuance of Ordinary Shares,
  net............................          --             --             --          28,675
Deferred compensation related to
  grant options..................          --             --             --              --
Amortization of deferred
  compensation...................          --             --             --              71
Net loss.........................          --        (11,392)            --         (11,392)
                                      -------       --------        -------        --------
Balance as of December 31,
  1998...........................          --        (16,431)            --          25,048
  Foreign currency translation
    adjustment...................        (450)            --           (450)           (450)
  Unrealized loss from
    securities...................        (706)            --           (706)           (706)
                                                                    -------
  Other comprehensive loss.......          --             --         (1,156)
                                                                    -------
Exercise of stock options, net...          --             --             --             530
Exercise of warrants.............          --             --             --             427
Issuance of Ordinary Shares,
  net............................          --             --             --          95,384
Amortization of deferred
  compensation...................          --             --             --              72
Net loss.........................          --         (1,711)        (1,711)         (1,711)
                                      -------       --------        -------        --------
Total comprehensive loss.........                                   $(2,867)
                                                                    =======
Balance as of December 31,
  1999...........................     $(1,156)      $(18,142)                      $118,594
                                      =======       ========                       ========

---------------
*) Less than $1.

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
                                                                (U.S. DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................    $   636    $(11,392)   $ (1,711)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Depreciation and amortization...........................        155         529       3,179
  In-process research and development write-off...........         --      16,600       2,802
  Amortization of deferred compensation...................          4          71          72
  Proceeds from sale of trading securities................         --          --       1,176
  Decrease (increase) in trade receivables and unbilled
     receivables..........................................     (1,989)     (5,008)        146
  Decrease (increase) in other receivables and prepaid
     expenses.............................................       (498)        120        (720)
  Increase in trade payables..............................        324         615          27
  Increase (decrease) in other payables and accrued
     expenses.............................................        316         645      (5,970)
  Others..................................................         (4)         --           4
                                                              -------    --------    --------
Net cash provided by (used in) operating activities.......     (1,056)      2,180        (995)
                                                              -------    --------    --------
Cash flows from investing activities:
Acquisitions (a)..........................................         --     (18,824)    (17,040)
Purchase of available for sale securities.................         --          --     (41,729)
Investment in short-term bank deposits....................     (6,460)         --          --
Proceeds from short-term bank deposits....................      4,975       2,694          --
Purchase of fixed assets..................................       (574)     (3,069)     (5,156)
Proceeds from sale of fixed assets........................         13          12           7
                                                              -------    --------    --------
Net cash used in investing activities.....................     (2,046)    (19,187)    (63,918)
                                                              =======    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1997      1998       1999
                                                               ------    -------    -------
                                                               (U.S. DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital and exercise of
  stock options and warrants, net of expenses...............    5,289     28,965     93,387
Short-term bank credit, net.................................     (705)      (250)        --
Principal payment of long-term loan to a related party......       --       (242)        --
Principal payment of long-term loans........................      (14)       (20)        --
                                                               ------    -------    -------
Net cash provided by financing activities...................    4,570     28,453     93,387
                                                               ------    -------    -------
Increase in cash and cash equivalents.......................    1,468     11,446     28,474
Cash and cash equivalents at the beginning of the year......      105      1,573     13,019
                                                               ------    -------    -------
Cash and cash equivalents at the end of the year............   $1,573    $13,019    $41,493
                                                               ======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS ACTIVITIES:
Cash paid during the period for:
Interest....................................................   $   24    $    16    $    27
                                                               ======    =======    =======
Non-cash transaction:
Unrealized losses on available for sale securities..........   $   --    $    --    $   706
                                                               ======    =======    =======
(a) PAYMENT FOR ACQUISITIONS: (SEE NOTE 1B):
     Estimated fair value of assets acquired and liabilities
       assumed:
       Issuance of share capital............................             $    --    $(2,954)
       Working capital deficiency...........................              (1,133)    (2,171)
       Fixed assets.........................................                 241      1,001
       Goodwill.............................................               3,116     18,511
       In-process research and development..................              16,600      2,802
       Deferred taxes.......................................                  --       (149)
                                                                         -------    -------
                                                                         $18,824    $17,040
                                                                         =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FUNDTECH LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1:  GENERAL

A. Fundtech Ltd. ("the Company") was incorporated in Israel in April 1993, and commenced operations approximately at that time. In 1995, Fundtech Corporation ("Fundtech Corp."), a wholly-owned U.S. subsidiary of the Company was incorporated in the U.S.A and commenced operations at that time.

     On December 29, 1998 the Company established a wholly-owned subsidiary in England ("Fundtech England"). This subsidiary commenced its operations on January 6, 1999.

     On July 26, 1999, the Company established a wholly-owned subsidiary in the Netherlands under the name Fundtech Netherlands BV ("BV").

     On September 30,1999, the Company established, through Fundtech Corp., a wholly-owned U.S. subsidiary which is incorporated in the State of Texas under the name FCMS, LLC.

     On November 26, 1999, the Company established a wholly-owned subsidiary in Australia under the name Fundtech Australia PTY Limited ("Fundtech Australia") This subsidiary will commence operation in the year 2000.

     The Company and its subsidiaries design, develop, market and support a suite of mission critical client/server software and internet software which automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently and in real time.

     As to principal markets and customers, see Note 14.

B.  ACQUISITIONS:

1) In April 1998, the Company through a wholly-owned subsidiary ("Fundtech Corp.") acquired from CheckFree Holdings Corporation ("CheckFree") assets and liabilities of certain businesses ("the acquired businesses") engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products ("the Acquisition").

     The Company paid $18,824 for the acquired businesses.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill, which is amortized by the straight-line method over 10 years. The Company recorded an expense in the amount of $16,600 which represents the estimated value of the software acquired from CheckFree for which technological feasibility has not yet been established and for which no alternative future use exists ("in-process research and development").

     Checkfree's financial statements are consolidated with those of the Company commencing with the second quarter of 1998.

     The estimated fair value of the assets and liabilities acquired are summarized as follows:

Working capital deficiency..................................    $(1,133)
Fixed assets................................................        241
In-process research and development.........................     16,600
Goodwill....................................................      3,116
                                                                -------
                                                                $18,824
                                                                =======

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2) In June 1999, the Company acquired through its wholly-owned subsidiary (BV) all the shares of Biveroni Batchelet Partners AG ("BBP"), a Swiss corporation in the field of electronic payment solutions, for an aggregate purchase price of approximately $ 13,963, of which $ 11,009 was paid in cash and $ 2,954 in stock (105,315 Ordinary Shares). The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the fair value at the date of acquisition.

     The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill which is amortized by the straight-line method over an average of eight and a half years.

     The Company recorded an expense in the amount of $ 2,802 which represents the estimated value of the software acquired for which technological feasibility has not yet been established and for which no alternative future use exists ("in process research and development")

     BBP's financial statements are consolidated with those of the Company commencing with the second quarter of 1999.

     The estimated fair value of the assets and liabilities acquired are summarized as follows:

Working capital deficiency..................................    $  (578)
Deferred taxes..............................................       (149)
Fixed assets................................................        701
In process research and development.........................      2,802
Technology..................................................      3,390
Goodwill....................................................      7,797
                                                                -------
                                                                $13,963
                                                                =======

3) On September 30, 1999, the Company acquired through a wholly-owned subsidiary (FCMS, LLC) certain assets and certain liabilities of Sterling, a U.S. company, for an aggregate purchase price of approximately $6,982.

     The acquisition has been accounted for by the purchase method of accounting, and accordingly the purchase price has been allocated to the assets acquired and the liabilities assumed based on the fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill which is being amortized by the straight-line method over an average of 9.2-year period.

     Sterling's financial statements are consolidated with those of the Company commencing with the last quarter of 1999.

     The following is a summary of the assets acquired:

Working capital deficiency..................................    $ (642)
Fixed assets................................................       300
Technology..................................................     1,100
Goodwill....................................................     6,224
                                                                ------
                                                                $6,982
                                                                ======

C. The following represents the unaudited pro forma results of operations assuming the 1999 acquisitions occurred on January 1,1998, and the 1998 acquisitions occurred on January 1, 1997, excluding the write-off of the acquired in-process research and development.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1998       1999
                                                                -------    -------    -------
Revenues....................................................    $16,718    $33,002    $37,957
                                                                =======    =======    =======
Net income (loss)...........................................    $    31    $ 3,642    $  (696)
                                                                =======    =======    =======
Basic net income (loss) per share...........................    $  0.01    $  0.34    $ (0.05)
                                                                =======    =======    =======
Diluted net income (loss) per share.........................    $  0.01    $  0.31    $ (0.05)
                                                                =======    =======    =======

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

A.   USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

B.  FINANCIAL STATEMENTS:

1.   FINANCIAL STATEMENTS IN U.S. DOLLARS:

     The functional currency of the Company and most of its subsidiaries is the U.S. dollar, which is the primary currency of the economic environment in which the operations of the Company and most of its subsidiaries are conducted.

     Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board and resulting gains and losses are included in financial income (expenses).

2.   FOREIGN CURRENCY TRANSLATION:

     The financial statements of certain subsidiaries, whose functional currency is not the U.S. dollar, have been translated into U.S. dollars, in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate of the year. The resulting aggregate translation adjustments are reported as a component of other comprehensive income.

C.   PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

D.  CASH EQUIVALENTS:

     Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with maturities of three months or less when purchased.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

E.   SHORT-TERM BANK DEPOSITS:

     Bank deposits with maturities of more than three months but less than one year, are included in short-term deposits. The short-term deposits are presented at cost, including accrued interest.

F.   MARKETABLE SECURITIES:

     The Company accounts for its investments using Statement of Financial Accounting Standard Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of accumulated other comprehensive loss. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

     The Company's trading securities are carried at their fair value based upon the quoted market price of those investments. Net realized and unrealized gains and losses on these securities are included in the statements of operations.

G.   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     The allowance for doubtful accounts is determined with respect to specific debts that are doubtful of collection.

H.  LONG-TERM TRADE RECEIVABLES:

     Long-term receivables are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized, using the effective interest method as a component of interest income in the accompanying statements.

I.   FIXED ASSETS:

     Fixed assets are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets:

                                                                  %
                                                                -----
Office furniture and equipment..............................     6-15
Computers and software......................................    20-33
Motor vehicles..............................................       15

     Leasehold improvements are depreciated over the related lease periods.

J.   OTHER ASSETS:

     Other assets are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives at the following annual rate:

                                                                  %
                                                                -----
Goodwill....................................................    10-12
Technology..................................................       20

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

K.  DEFERRED TAXES:

     The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

L.   REVENUE RECOGNITION:

     The Company and its subsidiaries generate revenues from licensing the rights to use its software products directly to end-users and indirectly through sub-license fees from resellers. The Company and its subsidiaries also generate revenues from sales of professional services, including consulting, implementation, training and maintenance.

     Revenues from software license agreements are recognized when all criteria outlined in Statement Of Position (SOP) 97-2 "Software Revenue Recognition" (as amended by SOP 98-4) are met. That includes evidence of an arrangement; delivery; fixed or determinable fees; and collectibility

     SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company can overcome the presumption that the software license fees are not fixed or determinable. If the presumption is overcome, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met.

     The Company has concluded that for certain software arrangements with extended payment terms, the "fixed or determinable" presumption has been overcome and software license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria. The present value of such software license fees recognized in fiscal year 1999 totaled approximately $1,700.

     Revenues from software licenses that require significant customization, integration and installation are recognized using contract accounting by the percentage of completion method, based on the relationship of actual costs incurred to total estimated costs.

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

     In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The company believes that the effect of the final adoption of SOP 98-9 on its financial condition or results of operations would be insignificant.

M.  SEVERANCE PAY:

     The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees, is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual.

     The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

N.  SOFTWARE DEVELOPMENT:

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

     Based on the Company and its subsidiaries product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company and its subsidiaries between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, all research and development costs have been expensed.

O.   CONCENTRATION OF CREDIT RISKS:

     SFAS No.105, "Disclosure of Information About Financial Instruments with Off-Balance-sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company and its subsidiaries have no significant off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash equivalents, marketable securities, accounts receivable and long-term receivables. The Company's cash and cash equivalents are invested mainly in deposits with major banks in Israel, Europe and in the United States. Marketable securities are invested in major investment banks in the United States. Management believes that the financial institutions holding the Company and its subsidiaries investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments. Provisions for bad debts in the years ended December 31, 1998 and 1999 were $301 and $310, respectively. The Company and its subsidiaries generally do not require collateral; however, in certain circumstances, the Company and its subsidiaries may require letters of credit, other collateral or additional guarantees. The Company and its subsidiaries perform ongoing credit evaluations of its customers and to date has not experienced any material losses.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

P.  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

     Basic net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each year, plus dilutive potential Ordinary shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".

     All outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per Ordinary share for the years ended December 31, 1998 and 1999 because these securities are anti-dilutive for those periods. The total numbers of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share were 1,141,722 and 1,355,421 for the years ended December 31, 1998 and 1999, respectively. (See Note 12).

Q.  ACCOUNTING FOR STOCK-BASED COMPENSATION:

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. The pro forma information with respect to the fair value of options granted is provided in accordance with the provisions of Statement No. 123 Accounting for Stock-Based compensation ("SFAS No 123") (see Note 11d).

     In accounting for options granted to persons other than employees and directors, the provisions of SFAS 123 were applied.

R.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

     Cash and cash equivalents -- The carrying amounts of these items approximate their fair value due to the short-term maturity of such instruments.

     Marketable securities are based on quoted market price.

     The fair value of long-term receivables is estimated by discounting the future cash flows using the current rates of which similar credits would be made to customers with similar credit ratings and for the same remaining maturities. The carrying amount of long-term receivables approximates their fair value since the interest rate which was used in order to discount future cash flows remained unchanged.

S.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company does not expect that this new Statement will have any material impact on the Company and its subsidiaries consolidated balance sheets or results of operations.

NOTE 3:  MARKETABLE SECURITIES

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1999
                                                                -------    -------
Cost........................................................    $    --    $41,729
Gross unrealized losses.....................................         --       (706)
                                                                -------    -------
Fair value..................................................    $    --    $41,023
                                                                =======    =======

     All marketable securities are mutual funds issued by an investment bank in the U.S.

     The Company did not realize losses on sales of available-for-sale securities in 1999. The net adjustment to unrealized holding losses on available-for-sale securities included as a separate component of other comprehensive income totaled $ 706 in 1999.

     During 1999, one of the subsidiaries sold trading securities in the amount of $ 1,176. The total loss from these securities amounted to $ 19 and was charged to expenses. As of December 31, 1999 the Company and its subsidiaries do not hold any trading securities.

NOTE 4:  TRADE RECEIVABLE

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1999
                                                                -------    -------
Account receivable..........................................    $ 7,244    $ 4,416
Unbilled receivable.........................................      4,796      7,337
                                                                -------    -------
                                                                $12,040    $11,753
                                                                =======    =======

NOTE 5:  OTHER RECEIVABLES AND PREPAID EXPENSES

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1999
                                                                -------    -------
Prepaid expenses............................................    $   249    $   852
Accrued income..............................................        224        488
Employees...................................................         34        151
Government authorities......................................         42        103
Other.......................................................         30        183
                                                                -------    -------
                                                                $   579    $ 1,777
                                                                =======    =======

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6:  LONG-TERM TRADE RECEIVABLES

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1999
                                                                -------    -------
Maturity dates -- long-term trade receivables:
  First year (current maturities)...........................    $   189    $   642
  Second year...............................................        131        529
  Third year................................................         75        260
  Fourth year...............................................         26        117
  Fifth year................................................         12        127
                                                                -------    -------
                                                                    433      1,675
Less -- current maturities..................................        189        642
                                                                -------    -------
                                                                $   244    $ 1,033
                                                                =======    =======

NOTE 7:  FIXED ASSETS

                                                                  DECEMBER 31,
                                                               -------------------
                                                                1998        1999
                                                               -------    --------
Cost:
  Office furniture and equipment............................   $   798    $  1,804
  Computers and software....................................     3,494       9,178
  Motor vehicles............................................       156         235
  Leasehold improvements....................................        16         226
                                                               -------    --------
                                                                 4,464      11,443
                                                               -------    --------
Accumulated depreciation:
  Office furniture and equipment............................       106         402
  Computers and software....................................       567       3,025
  Motor vehicles............................................        20          48
  Leasehold improvements....................................        12          27
                                                               -------    --------
                                                                   705       3,502
                                                               -------    --------
Depreciated cost............................................   $ 3,759    $  7,941
                                                               =======    ========

     Depreciation expenses for the years ended December 31, 1997, 1998 and 1999 are $155, $337 and $1,905, respectively.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8:  OTHER PAYABLES AND ACCRUED EXPENSES

                                                                  DECEMBER 31,
                                                               -------------------
                                                                1998        1999
                                                               -------    --------
Employees and payroll accruals..............................   $   514    $  1,825
Accrued expenses............................................     1,365       1,300
Deferred taxes..............................................        --          61
Office of the Chief Scientist and the Fund for the
  Encouragement of Marketing Activities (see Note 10).......       214         140
Others......................................................        86         276
                                                               -------    --------
                                                               $ 2,179    $  3,602
                                                               =======    ========

NOTE 9:  ACCRUED SEVERANCE PAY, NET

     Under Israeli law, the liability for severance pay to Israeli employees is calculated based upon the employees' most recent monthly salary multiplied by the period of employment.

     The Company's liability for severance pay, pursuant to Israel law, is fully provided by an accrual. Part of the liability is funded through insurance policies. The cash value of these policies is recorded as an asset in the Company's balance sheets.

     Severance expenses for the years ended December 31, 1997, 1998 and 1999 amounted to approximately $ 37, $ 104 and $ 143, respectively.

NOTE 10:  COMMITMENTS AND CONTINGENT LIABILITIES

A. The Company participated in programs sponsored by the Israeli Government for the support of research and development activities. From the date of establishment, the Company had obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the OCS") aggregating to $ 1,115 for certain of the Company's software development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-5% of the sales of the products and other related revenues generated from such projects, up to an amount equal to 100%-150% of the grants received. No grant was obtained in 1999.

     Through December 31, 1999, the Company has paid or accrued royalties to the OCS in the amount of $ 744. As of December 31, 1999, the aggregate contingent liability to the OCS was $ 543.

B. The Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded the Company grants for participation in expenses for overseas marketing.

     The Company received an accumulated amount of grants of $ 433 for the years up to and including 1999.

     The Company is committed to pay royalties at the rate of 3% of the increase in export sales, up to the amount of $ 178 as of December 31, 1999.

C. On October 22, 1999, an investor filed a class action against the Company in the United States District Court for the District of New Jersey, alleging violation of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making statements at an analysts conference before the opening of the market on October 6, 1999, that did not reveal that later that day the Company would announce an earnings decrease.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Plaintiff purports to represent a class action consisting of persons and entities who purchased or acquired Ordinary shares of the Company on October 6, 1999. However, the Company believes that the claim is without merit and it intends to vigorously contest the lawsuit.

     At this point, management and the Company's legal counsel are of the opinion that the, likely outcome of this litigation can not be assessed.

D. The Company leases its facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2004. The minimum lease commitments under non-cancelable operating leases are as follows:

 YEAR ENDED
DECEMBER 31,
------------
   2000................................................................   $1,005
   2001................................................................      923
   2002................................................................      718
   2003................................................................      541
   2004................................................................      530
                                                                          ------
                                                                          $3,717
                                                                          ======

     Total rent expenses for the years ended December 31, 1997, 1998 and 1999, were approximately $193, $605 and $1,056, respectively.

NOTE 11:  SHARE CAPITAL

A.   GENERAL:

     The Ordinary shares of the Company are traded on the Nasdaq National
Market.

     On June 1, 1999, the Company acquired Biveroni Batschelet Partners AG, for the consideration stated in Note 1b. As part of the acquisitions, the Company issued 105,315 Ordinary shares.

     On April 30, 1999, 2,900,000 Ordinary shares were issued in consideration of approximately $92.4 thousands, net of expenses in a second Public Offering.

     In March 1998, 2,587,500 Ordinary shares were issued in consideration of approximately $29 thousands, net of expenses in an Initial Public Offering ("IPO").

B.  COMPOSITION OF SHARE CAPITAL:

                                                     AUTHORIZED          ISSUED AND OUTSTANDING
                                               -----------------------   -----------------------
                                                    DECEMBER 31,              DECEMBER 31,
                                               -----------------------   -----------------------
                                                  1998         1999         1998         1999
                                               ----------   ----------   ----------   ----------
                                                               NUMBER OF SHARES
  Shares of NIS 0.01 par value:
  Ordinary Shares(1).........................  19,949,998   19,949,998   10,791,952   13,951,582
  Deferred Shares(2).........................      50,002       50,002       50,002       50,002
                                               ----------   ----------   ----------   ----------
                                               20,000,000   20,000,000   10,841,954   14,001,584
                                               ==========   ==========   ==========   ==========

---------------

(1) The Ordinary Shares confer upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) Deferred Shares are non-transferable and entitle their holders to no voting, dividend or other rights except the right to receive the par value of the shares upon dissolution of the Company.

C.   WARRANTS AND OPTIONS:

1.   The Company's outstanding warrants as of December 31, 1999, are as follows:

                                                                     PRICE
ISSUANCE DATE                                            AMOUNT    PER SHARE      EXPIRATION DATE
-------------                                            ------    ---------    -------------------
August 26, 1997(a)....................................   40,000     $13.00      March 13, 2000
                                                         ======     ======

a) On August 26, 1997, the Company granted 72,191 warrants to a consultant which were exercisable upon the success of the IPO. The consultant is entitled to purchase, for a period of two years after the IPO, Ordinary Shares of the Company, at an exercise price of $ 13 per share. On February 19, 1999, the consultant exercised 32,191 warrants.

    In addition, during 1998, the Company paid this consultant a fee equal to approximately 1% of the gross proceeds of the IPO.

b) In 1996, the Company issued 167,859 warrants to a group of investors. Each warrant can be exercised to purchase an Ordinary Share within three years from a date of its issuance at an exercise price of $ 2.57 per warrant. During 1998, 164,287 warrants were exercised. During 1999, the remaining 3,572 warrants were exercised.

2.   STOCK OPTIONS:

     a. Under the Company's 1996, 1997, 1998 and 1999 Stock Option Plans (the "Plans"), options may be granted to employees and directors of the Company or its subsidiaries.

     b. Pursuant to the Plans, as of December 31, 1999, an aggregate of 394,033 options of the Company are still available for future grant.

     c. Each option granted under the Plans to employees expires no later than four to five years from the date of the grant. The options vest primarily over four years. Any options which are canceled or not exercised before expiration become available for future grants.

     Options granted to directors are vested over a one year period from their date of grant.

     d. Each option granted to employees and directors is exercisable to one Ordinary Share at an exercise price of $ 2.33 to $ 24.625.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the Company's share option activity under the Plans is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------------
                                                      1997                         1998                          1999
                                            -------------------------   ---------------------------   ---------------------------
                                             NUMBER       WEIGHTED                      WEIGHTED                      WEIGHTED
                                               OF         AVERAGE         NUMBER        AVERAGE         NUMBER        AVERAGE
                                            OPTIONS    EXERCISE PRICE   OF OPTIONS   EXERCISE PRICE   OF OPTIONS   EXERCISE PRICE
                                            --------   --------------   ----------   --------------   ----------   --------------
Outstanding -- beginning of the year.....    415,128       $2.33          543,753        $ 3.22       1,065,959        $ 8.16
Granted..................................    334,500       $3.80          624,438        $12.29         528,075        $16.58
Exercised................................         --       $  --          (42,325)       $ 3.77        (118,546)       $ 4.71
Forfeited................................   (205,875)      $2.34          (59,907)       $12.55        (120,067)       $18.36
                                            --------       -----        ---------        ------       ---------        ------
Outstanding -- end of the year...........    543,753       $3.22        1,065,959        $ 8.16       1,355,421        $10.84
                                            ========       =====        =========        ======       =========        ======
Exercisable options......................    133,689       $2.54          268,355        $ 4.48         451,805        $ 7.93
                                            ========       =====        =========        ======       =========        ======

     The options outstanding as of December 31, 1999 have been separated into ranges of exercise price, as follows:

                 OPTIONS       WEIGHTED                  OPTIONS
               OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                  AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
  EXERCISE     DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
   PRICE           1999          LIFE        PRICE         1999        PRICE
------------   ------------   -----------   --------   ------------   --------
$2.33-3.33...     358,336         2.3        $ 2.90      238,420       $ 2.71
$7.33-10.38..      45,375         3.0        $ 7.47       22,687       $ 7.40
$11.50-17.00..    822,023         4.2        $12.72      161,577       $12.98
$19.25-24.63..    129,687         4.3        $22.02       29,121       $23.06
------------    ---------         ---        ------      -------       ------
$2.33-24.63..   1,355,421         3.7        $10.84      451,805       $ 7.93
============    =========         ===        ======      =======       ======

     On October 20, 1998 the Board of Directors decided to reduce the exercise price of all employee stock options to the current market price, except in the case of options granted to members of the Board of Directors, that were not exercised, canceled or forfeited, that had an original exercise price above $ 11.625.

     The number of options repriced was 304,500. The original exercise price of these options ranged between $ 13-$ 21.5.

     Compensation expense for the excess of market value over the exercise price of options at the date of grant totaled $ 294 and is being amortized to income over the vesting period for four years.

     Under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income (loss) and earnings (loss) per share is required for grants issued after December 1994, and has been determined as if the Company had accounted for its employee share options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: risk-free interest rates of 5.5%, 5.5% and 5.6% respectively dividend yields of 0%, volatility factors of the expected market price of the Company's Ordinary Shares of 0.2, 0.75 and 0.76, respectively, and a weighted-average expected life of four years per option.

     The weighted average fair values of options granted for the years ended December 31, 1997, 1998 and 1999, were $ 3.61, $ 6.33 and $ 9.90, respectively.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The weighted average fair values of options granted at an exercise price less than the market price for the year ended December 31, 1998 was $ 8.20. No options were granted during 1999 at an exercise price less than fair value.

     Because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing option pricing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Pro-forma information under SFAS No. 123 is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                               1997       1998       1999
                                                               -----    --------    -------
Net income (loss) as reported...............................   $ 636    $(11,392)   $(1,711)
                                                               =====    ========    =======
Pro-forma income (loss).....................................   $ 586    $(11,803)   $(3,580)
                                                               =====    ========    =======
Pro-forma basic earnings (loss) per share...................   $0.21    $  (1.16)   $ (0.28)
                                                               =====    ========    =======
Pro-forma diluted earnings (loss) per share.................   $0.07    $  (1.16)   $ (0.28)
                                                               =====    ========    =======

D.  DIVIDENDS:

     In the event that cash dividends are declared in the future, such dividends will be paid in NIS. The Company does not intend to pay cash dividends in the foreseeable future.

     The Company has decided to permanently reinvest its tax exempt income (see
Note 13a).

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12:  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of historical basic and diluted earnings (loss) per share:

                                                          1997          1998           1999
                                                       ----------    -----------    -----------
Numerator:
  Net income (loss).................................   $      636    $   (11,392)   $    (1,711)
                                                       ==========    ===========    ===========
  Numerator for basic earnings (loss) per
     share -- income (loss) available to Ordinary
     shareholders...................................   $      636    $   (11,392)   $    (1,711)
                                                       ==========    ===========    ===========
  Numerator for diluted earnings (loss) per
     share -- income (loss) available to Ordinary
     shareholders after assumed conversions.........   $      636    $   (11,392)   $    (1,711)
                                                       ==========    ===========    ===========
Denominator:
Weighted average Ordinary Shares outstanding........    2,837,497     10,151,033     12,854,999
                                                       ----------    -----------    -----------
Denominator:
  Denominator for basic earnings (loss) per share --
     weighted -- average shares.....................    2,837,497     10,151,033     12,854,999
                                                       ----------    -----------    -----------
  Effect of dilutive securities*) Employee stock
     options........................................      168,660             --             --
  Warrants..........................................      135,827             --             --
  Convertible Preferred Shares......................    4,792,583
                                                       ----------    -----------    -----------
  Dilutive potential Ordinary Shares................    5,097,070             --             --
                                                       ----------    -----------    -----------
  Denominator for diluted earnings (loss) per
     share-adjusted weighted-average shares and
     assumed conversions............................    7,934,567     10,151,033     12,854,999
                                                       ==========    ===========    ===========

NOTE 13:  TAXES ON INCOME

A.   TAX BENEFITS UNDER THE LAW FOR THE ENCOURAGEMENT OF CAPITAL INVESTMENTS,
1959:

     The Company has been granted in November 1995 the status of an "Approved Enterprise", under the Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") and the Company has elected the alternative benefits program, waiver of grants in return for tax exemptions. Pursuant thereto, the income of the Company derived from the "Approved Enterprise" program is tax-exempt for two years and will enjoy a reduced tax rate of 25% for an eight-year period (subject to an adjustment of 20% based upon the foreign investors' ownership of the Company).

     The Company completed its investment according to its first program on November 27, 1997. Income derived from this program is tax exempt for two years commencing in 1998 and will enjoy a reduced tax of 25% for an additional eight years (subject to an adjustment of 20% based upon the foreign investors' ownership of the Company).

     In 1998, the Company received approval for an expansion program of its Approved Enterprise. Accordingly, the Company's income from the expansion program will be tax-exempt for a period of two years and will be subject to a reduced tax rate as mentioned above for an additional period of eight years. The aforementioned benefits are in respect of the taxable income that the Company derives from the expansion program.

     The period of tax benefits detailed above is subject to limits of 12 years from the year of commencement of production, or 14 years from the date of granting the approval, whichever is earlier.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The tax-exempt profits that will be earned by the Company's "Approved Enterprise" can be distributed to shareholders, without tax liability to the Company only upon the complete liquidation of the Company. As of December 31, 1999 retained earnings included approximately $ 4,476 in tax exempt income earned by the Company's "Approved Enterprise". The Company has decided to permanently reinvest its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the Company's "Approved Enterprise". If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company, they would be taxed at the corporate tax rate applicable to such profits as if the Company had not chosen the alternative tax benefits (currently 25% for an "Approved Enterprise").

     The Investment Law also grants entitlement to claim accelerated depreciation on equipment used by the "Approved Enterprise" during five tax years.

     Should the Company derive income from sources other than the "Approved Enterprise" during the periods of benefits, such income shall be taxable at the regular corporate tax rate of 36%.

B. TAX BENEFITS UNDER THE ISRAELI LAW FOR THE ENCOURAGEMENT OF INDUSTRY (TAXATION), 1969:

     The Company is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969 and, therefore, it is entitled to certain tax benefits, including accelerated rates of depreciation and deduction of public offering expenses.

C. MEASUREMENT OF RESULTS FOR TAX PURPOSES UNDER THE INCOME TAX LAW (INFLATIONARY ADJUSTMENTS), 1985:

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

D.  NET OPERATING LOSSES CARRYFORWARDS:

     As of December 31, 1999, the Company had approximately $ 2,400 of Israeli net operating loss carryforwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period in which these tax losses are utilized, its income would be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

     As of December 31, 1999, Fundtech Corporation had a U.S. federal net operating loss carryforward of approximately $ 14,300 which can be carried forward and offset against taxable income for 10 years and expire in 2009.

E.   DEFERRED INCOME TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31
                                                                -------------------
                                                                 1998        1999
                                                                -------    --------
Deferred tax assets:
  U.S. net operating loss carryforwards.....................    $ 1,659    $  5,005
  Other reserve and allowances (including in process,
     research and development write-off $5,552 and $6,107 in
     1998 and 1999, respectively)...........................      5,657       5,273
                                                                -------    --------
Total deferred assets.......................................      7,316      10,278
Valuation allowance.........................................     (7,316)    (10,278)
                                                                -------    --------
Balance at the end of the year..............................    $    --    $     --
                                                                =======    ========
Deferred tax liabilities:
  Deferred tax due to assets acquired and liabilities
     assumed................................................    $    --    $   (210)
                                                                =======    ========

     The U.S. subsidiary has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences, since it has a history of losses over the past years. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized.

F.   INCOME (LOSS) BEFORE TAXES ON INCOME:

     Income (loss) before taxes on income consists of the following:

                                                                 1997       1998       1999
                                                                ------    --------    -------
Domestic....................................................    $1,599    $  4,183    $ 4,665
Foreign.....................................................      (963)    (15,575)    (6,376)
                                                                ------    --------    -------
                                                                $  636    $(11,392)   $(1,711)
                                                                ======    ========    =======

NOTE 14:  SELECTED STATEMENTS OF OPERATIONS DATA

     The Company has evaluated its business activities in accordance with the provisions of SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" and determined that its operating segments have similar economic characteristics such as products and services, customers' methods used to distribute products and services, and regulatory environment resulting in their aggregation.

A.   SUMMARY INFORMATION ABOUT GEOGRAPHICAL DESTINATIONS:

     The Company manages its business on a basis of one reportable segment (see
Note 1 for a brief description of the Company's business) and follows the requirements of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information".

                                 FUNDTECH LTD.

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The total revenues are attributed to geographic information, based on the customers' location.

                                            1997                    1998                    1999
                                    ---------------------   ---------------------   ---------------------
                                     TOTAL     LONG-LIVED    TOTAL     LONG-LIVED    TOTAL     LONG-LIVED
                                    REVENUES     ASSETS     REVENUES     ASSETS     REVENUES     ASSETS
                                    --------   ----------   --------   ----------   --------   ----------
Israel............................   $  204       $189      $   693      $  413     $   495     $   538
U.S.A.............................    7,471        689       19,190       6,422      23,257      16,273
Australia.........................      332         --          262          --         239          --
Switzerland.......................       --         --           --          --       4,156      10,902
Others............................       12         --        2,987          --       3,544          26
                                     ------       ----      -------      ------     -------     -------
                                     $8,019       $878      $23,132      $6,835     $31,691     $27,739
                                     ======       ====      =======      ======     =======     =======

B.  MAJOR CUSTOMERS DATA; PERCENTAGE OF TOTAL REVENUES:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1997     1998     1999
                                                                -----    -----    -----
Customer A..................................................     31%       1%       6%
                                                                 ===      ===      ===
Customer B..................................................     12%       4%       5%
                                                                 ===      ===      ===

C.   FINANCIAL INCOME:

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                1997     1998      1999
                                                                -----    -----    -------
Financial expenses:
  Interest and other........................................    $ 28     $ 24     $   64
                                                                ----     ----     ------
Financial income:
  Foreign currency translation differences, net.............      57        9         39
                                                                ----     ----     ------
  Interest and other........................................     161      586      3,781
                                                                ----     ----     ------
                                                                 218      595      3,820
                                                                ----     ----     ------
                                                                $190     $571     $3,756
                                                                ====     ====     ======

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the names and ages of the current directors, executive officers and key employees of Fundtech:

NAME                                     AGE    POSITION
----                                     ---    --------
Reuven Ben-Menachem..................    39     Chief Executive Officer, President and Chairman
Ariu Levi............................    52     President of Fundtech Corp.
Joseph P. Mazzetti...................    59     Executive Vice President, Sales and Marketing
Michael Carus........................    34     Executive Vice President, Chief Operating Officer
                                                and Chief Financial Officer
Gil Gadot............................    38     Executive Vice President of Technology, General
                                                Manager of Israeli Operations
Paul J. Citarella....................    42     Executive Vice President, Corporate Marketing
Edmund Orr III.......................    49     Executive Vice President and General Manager,
                                                Electronic Banking
George M. Lieberman..................    56     Director
Jay B. Morrison......................    53     Director
Rina Shainski........................    40     Director
Eddy Shalev..........................    52     Director
Rimon Ben-Shaoul.....................    55     Director
Achi Racov...........................    54     Director

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

     Ariu Levi, a co-founder of Fundtech, has been President of Fundtech Corporation since it commenced operations in 1993. Before founding Fundtech, from 1991 to 1993, Mr. Levi was the Vice President of West Coast Sales at Winter Partners, an international banking software company. From 1981 to 1991, Mr. Levi was employed in the payments systems consultancy and sales and marketing divisions at TMI, Inc. and Logica USA. From 1973 to 1981, Mr. Levi was Vice President at the Cashiers Division of Bank America, and was responsible for the management of Bank America's consolidated cash flow and payment systems policy. Mr. Levi has 24 years of experience in the wholesale payments industry.

     Joseph P. Mazzetti serves as Executive Vice President, Sales and Marketing of Fundtech. Prior to joining Fundtech, Mr. Mazzetti was employed as an Executive Vice President at PRT Corp., a Year 2000 solution company from 1992 to 1994. From 1984 to 1992, Mr. Mazzetti was employed at Logica Data Architects, most recently as Executive Vice President of the Financial Products Group, where he had responsibility for funds transfer, message switching, and asset/liability product lines. Mr. Mazzetti has more than 30 years of experience in information technology in the public and private sectors with concentration in the banking and financial institutions market.

     Michael Carus has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer since July 1999. Prior to that, Mr. Carus served as Executive Vice President and Chief Financial Officer since May 1998, and as Senior Vice President and Chief Financial Officer from September 1997 to May 1998. From May 1995 to August 1997, Mr. Carus was employed by Geotek Communications Inc., a wireless communications solution provider, most recently as Vice President and Acting Chief Financial Officer, Corporate Controller and Chief Accounting Officer. From 1988 to 1995, Mr. Carus was employed by Coopers & Lybrand as a Certified Public Accountant, most recently in the position of Manager -- Business Assurance.

     Gil Gadot has served as Executive Vice President of Technology and regional General Manager Israeli Operations of Fundtech since September 1998. From 1995 until September 1998, Mr. Gadot was Senior Vice President of -Technology and U.S. Operations, and served as Vice President of Research and Development of Fundtech since it commenced operations in 1993 until 1995. From 1987 to 1993, Mr. Gadot was a senior project manager of DSSI, a leading systems and software supplier. Prior thereto, Mr. Gadot served as a senior programmer - analyst holding a rank of a captain in the Israeli Army Computer center. Mr. Gadot has more than 18 years of software development experience, particularly in advanced graphical user interface, operating and real-time systems.

     Paul J. Citarella has served as Executive Vice President, Corporate Marketing since July 1999. Prior to that, Mr. Citarella served as Senior Vice President and General Manager of the Electronic Banking Division of Fundtech since April 1998. Mr. Citarella held the same position at CheckFree Corporation where he was employed from 1996 to April 1998. From 1985 to 1995, Mr. Citarella was employed by Unisys Corporation, an information technology solutions provider, where he held management and sales positions with that company's Financial Services Division.

     Edmund Orr III has served as Executive Vice President and General Manager of the Electronic Bank Division since joining Fundtech in July 1999. Prior to joining Fundtech, Mr. Orr was the Vice President of Transaction Software Technologies (TST) responsible for Product Management and New Business Development from 1993 through 1998. Prior to joining TST, Mr. Orr was employed by Security Pacific Bank/Bank of America from 1979 through 1993, where he held various management positions within their Treasury Management organization.

     George M. Lieberman has served as a Director of Fundtech since December 1998. Mr. Lieberman has been with WIT Capital, a pioneer online investment banking firm, as Senior Vice President and CIO since February 1998. Prior to February 1998, Mr. Lieberman held a number of positions at Merrill Lynch including First Vice President of Technology Strategy and Planning and was a member of the Merrill Lynch Technology Advisory Board. Mr. Lieberman has more than 30 years of information technology management and development experience across a broad spectrum of industries. He holds two computer related patents. Mr. Lieberman was also responsible for the development of major systems projects at many financial industry companies including Citibank and ADP. Mr. Lieberman holds advanced degrees in Industrial Engineering and Operations Research. Mr. Lieberman is the chairman of the Corporate Advisory Board of The Institute for Technology and Enterprise part of the Polytechnic University of New York.

     Jay B. Morrison has served as a director of Fundtech since 1995 and was co-Chairman of the Board of Directors until August 1998. Since 1995, Dr. Morrison also serves as director of Jacada Ltd, a newly public company. Dr. Morrison has been a General Partner of Newbury Ventures, Inc., a venture capital investment firm, since 1992. Prior thereto, Dr. Morrison held a number of positions with Govett & Co. Ltd., a European international fund management company, including Chief Financial Officer and President of its venture capital subsidiary from 1990 to 1991. Dr. Morrison holds B.Ie. and M.S. degrees from Ohio State University and a Ph.D. from the University of California, Berkeley, and has more than 15 years of experience in investing in and working with emerging growth companies.

     Rina Shainski has served as a director of Fundtech since March 1999 after serving as an alternate director of Fundtech since August 1998. Ms. Shainski has served as Vice President Business Development of Clal Industries and Investments Ltd ("CII"), one of Israel's largest investment and holding companies, which is invested primarily in the industrial and technology sectors, since September 1997. From 1989 until 1996 Ms. Shainski was employed by Tecnomatix Technologies Ltd., most recently as Director Research & Development and Vice President Business Development. Ms. Shainski has more than 13 years of management experience in high-tech software companies. Ms. Shaninski holds an M.Sc. degree in Computer Science from Weizmann Institute of Science, Israel and a B.Sc. degree in Physics from Tel Aviv University. Ms. Shainski is a graduate of the International Executive Program in Insead, Fontainbleau, France.

     Eddy Shalev has served as a director of Fundtech since April 1997, and has been affiliated with Fundtech since 1993. Mr. Shalev also serves as the Managing General Partner of Genesis Partners. Since 1985, Mr. Shalev has served as Chief Executive Officer of E. Shalev Ltd., currently an affiliate of CIBC World Markets Corp. From 1992 to 1996, Mr. Shalev was primarily engaged in sourcing and management of principal private equity activities in Israeli high technology companies and has led and participated in many private equity investments in emerging growth and technology companies. In 1992, Mr. Shalev co-founded Mofet Israel Technology Fund. Mr. Shalev holds a B.A. in Statistics and a M.Sc degree in information Systems from Tel Aviv University.

     Rimon Ben-Shaoul has served as a director of Fundtech since August 1998. He has also served as President of CII since May 1997. From 1985 until 1997, Mr. Ben-Shaoul served as President and as a member of the board of directors of Clal Insurance Company Ltd. Mr. Ben-Shaoul also serves as the chairman or a member of the boards of directors of several other companies in which CII has interests. Mr. Ben-Shaoul earned a B.A. in Economics as well as an M.B.A. from Tel Aviv University.

     Achi Racov has served as Chief Information Officer of National Westminster Bank Group, London ("NatWest Group"), since 1997. Prior to his position as Chief Information Officer, Mr. Racov served as Director of Architecture & Governance of NatWest Group IT from 1994 through 1996. From 1991 through 1994, Mr. Racov was employed by Nedcor, South Africa, as IT Executive Strategy and Technology. From 1978 to 1990, Mr. Racov served as Technical Director of MSS International. From 1975 to 1978, Mr. Racov served as Technology Specialist at Digitron. From 1971 to 1975, Mr. Racov served as General Manager, Systems and Development, of Burroughs Israel and served as Project Leader and Head of Support at the Israeli Ministry of Education from 1967 to 1970. Prior thereto, Mr. Racov served as an Electronics Engineer in the Israeli Army.

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

DUTIES UNDER THE COMPANIES LAW

     Fundtech is subject to the provisions of the new Israeli Companies Law, 5759-1999, which became effective on February 1, 2000 (the "Companies Law"). The Companies Law codifies the fiduciary duties that "office holders," including directors and executive officers, owe to a company. An office holder's fiduciary duties consist of a duty of care and a duty of loyalty. The duty of loyalty includes avoiding any conflict of interest between the office holder's position in the company and his personal affairs, avoiding any competition with the company, avoiding exploiting any business opportunity of the company in order to receive personal advantage for himself or others, and revealing to the company any information or documents relating to the company's affairs which the office holder has received due to his position as an office holder. Each person listed in the table under "Directors and Executive Officers of the Registrant" above (other than Mr. Ariu Levi, who is an officer of Fundtech Corp.) is an office holder. Under the Companies Law, all arrangements as to compensation of office holders who are not directors require approval of the board of directors. Arrangement regarding the compensation of directors also requires audit committee and shareholder approval.

     Under the Companies Law, a shareholder has a duty to act in good faith towards the company and other shareholders and to refrain from abusing his power in the company including, among other things, in voting in a general meeting of shareholders on the following matters (i) any amendment to the articles of association, (2) an increase of the company's authorized share capital, (3) a merger, or (4) approval of interested party transactions which require shareholder approval.

     In addition, any controlling shareholder, any shareholder who knows that it possesses power to determine the outcome of a shareholder vote and any shareholder who, pursuant to the provisions of a company's articles of association, has the power to appoint or prevent the appointment of an office holder in the company, is under a duty to act with fairness towards the company. The Companies Law does not describe the substance of this duty.

APPROVAL OF CERTAIN TRANSACTION UNDER THE COMPANIES LAW

     The Companies Law requires that an office holder of the company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing proposed transaction by the company. In addition, if the transaction is an extraordinary transaction as defined under Israeli law, the office holder must also disclose any personal interest held by the office holder's spouse, siblings, parents, grandparents, descendants, spouse's descendants and the spouses of any of the foregoing. In addition, the office holder must also disclose any interest held by any corporation in which the office holder is a 5% or greater shareholder, director or general manager or in which he or she has the right to appoint at least one director or the general manager. An extraordinary transaction is defined as a transaction other than in the ordinary course of business, otherwise than on market terms, or that is likely to have a material impact on the company's profitability, assets or liabilities.

     In the case of a transaction which is not an extraordinary transaction, after the office holder complies with the above disclosure requirement, only board approval is required unless the articles of association of the company provide otherwise. The transaction must not be adverse to the company's interest. Furthermore, if the transaction is an extraordinary transaction, then, in addition to any approval stipulated by the articles of association, it also must be approved by the company's audit committee and then by the board of directors, and, under certain circumstances, by a meeting of the shareholders of the company. An office holder who has a personal interest in a matter which is considered at a meeting of the board of directors or the audit committee may not be present at this meeting or vote on this matter.

     The Companies Law applies the same disclosure requirements to a controlling shareholder of a public company, which includes a shareholder that holds 25% or more of the voting rights if no other shareholder owns more than 50% of the voting rights in the company. Extraordinary transactions with a controlling shareholder or in which a controlling shareholder has a personal interest, and the terms of compensation of a controlling shareholder who is an office holder, require the approval of the audit committee, the board of directors and the shareholders of the company. The shareholder approval must include at least one-third of the shareholders who have no personal interest in the transaction and are present, in person or by proxy, at the meeting or, alternatively the total shareholdings of those who have no personal interest in the transaction who vote against the transaction must not represent more than one percent of the voting rights in the company.

     In addition, a private placement of securities that will increase the relative holdings of a shareholder that holds five percent or more of the company's outstanding share capital (assuming the exercise or conversion of all securities held by such person that are exercisable for or convertible into shares) or that will cause any person to become, as a result of the issuance, a holder of more than five percent of the company's outstanding share capital, requires approval by the board of directors and the shareholders of the company.

     The Articles of Association of Fundtech provide that the Board may delegate all of its powers to such committees of the Board as it deems appropriate, subject to the provisions of the applicable law.

     For information concerning the direct and indirect personal interests of certain Office Holders and principal shareholders of Fundtech in certain transactions with Fundtech, see "Certain Relationships and Related Party Transactions."

INTERNAL AUDITOR

     Under the Companies Law, the board of directors must appoint an internal auditor, nominated by the audit committee. The role of the internal auditor is to examine, among other matters, whether the company's actions comply with the law and orderly business procedure. Under the Companies Law, the internal auditor may be an employee of the company but not an office holder, or an affiliate, or a relative of an office holder or affiliate, and he may not be the company's independent accountant or its representative. Fundtech intends to appoint an internal auditor in accordance with the requirements of the new Companies Law.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 260 and 261 of the Companies Law permit a company's articles of association to provide that: (i) the company may insure a director or officer for the breach of his duty of care or, to the extent he acted in good faith and had a reasonable basis to believe that the act would not prejudice the company, for the breach of his fiduciary duty as well as for monetary liabilities charged against him as a result of an act or omission he committed in connection with his serving as an officer or director of the company and (ii) the company may indemnify an officer or director in connection with his service as officer or director, for monetary liability incurred pursuant to a judgment, including a settlement or arbitration decision approved by a court, in an action brought against him by a third party as well as for reasonable legal expenses incurred in an action brought against him by or on behalf of the company or others, or as a result of a criminal charge of which he was acquitted, or as a result of a conviction for a crime which does not require proof of criminal intent. These provisions are specifically limited in their scope by Section 263 of the Companies Law, which provides that a company may not indemnify an officer or director nor enter into an insurance contract which would provide coverage or any monetary liability incurred as a result of the following: (a) a breach by the director or officer of his fiduciary duty unless he acted in good faith and had a reasonable basis to believe that the act would not prejudice the company;
(b) a breach by the director or officer of his duty of care if such breach was done intentionally or in disregard of the circumstances of the breach or its consequences; (c) any act or omission done with the intent to derive an illegal personal benefit; or (d) any fine levied against the director or officer as a result of a criminal offense.

     The Articles of Association of Fundtech provide that, subject to the provisions of the applicable laws, Fundtech may enter into a contract for the insurance of the liability, in whole or in part, of any of its Office Holders with respect to: (i) a breach of his duty of care to Fundtech or to another person; (ii) a breach of his fiduciary duty to Fundtech, provided that the Office Holder acted in good faith and had reasonable cause to assume that his act would not prejudice the interests of Fundtech; or (iii) a financial liability imposed upon him in favor of another person in respect of an act performed by him in his capacity as an Office Holder of Fundtech. In addition, Fundtech may indemnify an Office Holder against: (i) a financial liability imposed on him in favor of another person by any judgment, including a compromise judgment or an arbitrator's award approved by a court in respect of an act performed in his capacity as an Office Holder of Fundtech, and (ii) reasonable litigation expenses, including attorneys' fees, incurred by such Office Holder or charged to him by a court in proceedings instituted against him by Fundtech or on its behalf or by another person, or in a criminal charge from which he was acquitted, all in respect of an act performed in his capacity as an Office Holder of Fundtech. The Articles of Association of Fundtech state that an Office Holder of Fundtech, for purposes of this Article, includes a director, a general manager, the chief executive officer, an executive vice president, a vice president, other managers directly subordinate to the general manager and any person who fills one of the above positions in Fundtech, even if he carries a different title. Fundtech has obtained directors and officers liability insurance for the benefit of Fundtech's Office Holders.

AUDIT COMMITTEE

     The Companies Law requires public companies to appoint an audit committee. The responsibilities of the audit committee under the Companies Law include identifying irregularities in the management of the company's business and approving related party transactions as required by law. Under the Companies Law, an audit committee must consist of at least three directors, including at least two outside directors. The chairman of the board of directors, any director employed by or otherwise providing services to the company, and a controlling shareholder or any relative of a controlling shareholder, may not be a member of the audit committee.

     Under the Nasdaq rules, Fundtech is currently required to have at least two independent directors on its board of directors and to maintain an audit committee, at least a majority of whose members are independent of management. Nasdaq recently amended these rules, however, to require that companies quoted on Nasdaq have at least three independent directors on the audit committee, all of whom are financially literate and one of whom has accounting or related financial management expertise. Fundtech must comply with these amended rules by June 14, 2001. The responsibilities of the audit committee under the Nasdaq rules include, among other things, evaluating the independence of a company's outside auditors. Fundtech's current audit committee complies with the Nasdaq rules. Under the newly amended Nasdaq rules, Fundtech is required to adopt an audit committee charter that complies with Nasdaq specifications no later than June 14, 2000. Fundtech intend to adopt an audit committee charter and comply with the other new requirements before the applicable deadlines.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has formed an Audit and Control Committee (the "Audit Committee") and a Compensation Committee. The Audit Committee, which consists of Dr. Jay Morrison, Mr George Lieberman and Ms. Rina Shainski, exercises the powers of the Board of Directors with respect to the accounting, reporting and financial control practices of Fundtech. The Compensation Committee, which consists of Mr. Achi Racov, Dr. Jay Morrison and Ms. Rina Shainski, administers Fundtech's stock option plans and Fundtech's overall compensation practices.

DIRECTOR COMPENSATION

     Pursuant to its directors' stock option plan, Fundtech granted options to purchase up to 6,000 ordinary shares to each member of the board of directors. In addition pursuant to its directors' stock option plan, Fundtech granted Rina Shainski and George Lieberman options to purchase an additional 3,000 and 4,500 ordinary shares respectively as members of the board of directors.

     We do not otherwise currently compensate directors for attending meetings of the board of directors or committee meetings of the board of directors, but we do reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During 1999, Mr. Ariu Levi, who is president of Fundtech Corp. failed to timely file with the Securities and Exchange Commission (the "SEC") seven Forms 4 relating to seven transactions, Mr. Paul Citarella, who is an

Executive Vice President, Corporate Marketing failed to timely file with the SEC a Form 3 and one Form 4 relating to one transaction, Mr. Edmund Orr III, who is Executive Vice President and General Manager, Electronic Banking failed to timely file with the SEC a Form 3 and one Form 4 relating to one transaction, Mr. George M. Lieberman, who is a Director failed to timely file with the SEC one Form 4 relating to one transaction, Mr. Jay B. Morrison, who is a Director failed to timely file with the SEC one Form 4 relating to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or distributed during the years ended December 31, 1999, 1998 and 1997 by Fundtech for services rendered by (i) Fundtech's chief executive officer and (ii) Fundtech's four most highly compensated executive officers (the "Named Executive Officers") other than the chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                                                    ------------
                                           ANNUAL COMPENSATION       SECURITIES
                                        -------------------------    UNDERLYING       ALL OTHER
NAME & PRINCIPAL POSITION               YEAR    SALARY     BONUS      OPTIONS      COMPENSATION(1)
-------------------------               ----   --------   -------   ------------   ---------------
Reuven Ben-Menachem..................   1999   $200,000   $65,000       6,000(2)        2,447
  Chief Executive Officer, President    1998    165,417   140,000      21,000(3)        2,954
  and Chairman                          1997    141,246     5,000          --           2,866

Gil Gadot............................   1999    107,878    45,000          --           5,406
  Executive Vice President of           1998    115,000    20,000      10,000           2,954
Technology,                             1997     90,000    20,000          --           2,866
  General Manager Israeli Operations

Joseph P. Mazzetti...................   1999    160,000    18,000                       2,447
  Executive Vice President -- Sales     1998    146,875    25,000      15,000           2,866
  and Marketing                         1997    110,000    10,000      10,500           3,300

Michael Carus........................   1999    160,000    43,000                       2,447
  Executive Vice President, Chief       1998    145,833    40,000      15,000           2,954
  Operating Officer and Chief
  Financial Officer                     1997     40,833        --      60,000             716

Paul Citarella.......................   1999    145,000    50,000      12,000           2,447
  Executive Vice President              1998(4)   79,000   10,000      50,000           1,969
  Corporate Marketing                   1997         --        --          --              --

---------------

(1)  Represents relocation, housing and health insurance premiums.

(2)  Includes 6,000 options granted pursuant to the Director's Option Plan.

(3) Includes 6,000 options granted pursuant to the Director's Option Plan and 15,000 options granted pursuant to Fundtech's employee option plans.

(4)  Joined Fundtech Corporation in April 1998.

     No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the named executive officers during any of Fundtech's last three fiscal years.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 1999. We have never granted any stock appreciation rights.

                                                  INDIVIDUAL GRANTS
                                   ------------------------------------------------
                                                PERCENTAGE
                                                 OF TOTAL
                                   NUMBER OF     OPTIONS                               POTENTIAL REALIZABLE
                                   SECURITIES   GRANTED TO                               VALUE AT ASSUMED
                                   UNDERLYING   EMPLOYEES    EXERCISE                    ANNUAL RATE STOCK
                                    OPTIONS     IN FISCAL    PRICE PER   EXPIRATION   PRICE APPRECIATION FOR
NAME                                GRANTED      YEAR(3)     SHARE(4)       DATE          OPTION TERM(5)
----                               ----------   ----------   ---------   ----------   -----------------------
                                                                                          5%          10%
Reuven Ben-Menachem                   6,000(1)     1.1%       $22.31      09/30/04     $36,988      $81,734
Paul J. Citarella                    12,000(2)     2.3%       $13.25      10/28/04     $43,929      $97,071

---------------

(1) Each option represents the right to purchase one ordinary share. These options were granted pursuant to Fundtech's Directors Option Plan on September 30, 1999. The options vest at a rate of 25% every three months.

(2) Each option represents the right to purchase one ordinary share. These options were granted pursuant to Fundtech Ltd. 1999 Employee Option Plan on October 28, 1999. The options vest at a rate of 12.5% every six months.

(3) In the year ended December 31, 1999, we granted options to employees and directors to purchase an aggregate of 528,075 ordinary shares, including options to purchase an aggregate of 49,500 ordinary shares granted to Fundtech's directors.

(4) The exercise price on the date of grant was equal to 100% of the fair market value of the ordinary shares on the date of grant.

(5) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent an estimate or projection of our future ordinary share prices. These amounts represent certain assumed rates of appreciation in the value of our ordinary shares from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the ordinary shares and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes for each of the Named Executive Officers option exercises during fiscal 1999, including the aggregate value of gains on the date of exercise, the total number of unexercised options for ordinary shares, if any, held at December 31, 1999 and the aggregate dollar value of unexercised in-the-money options for ordinary shares, if any, held at December 31, 1999. Value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying ordinary shares on December 31, 1999, which was $20.50 per share. These values have not been, and may never be, realized, as these options have not been, and may never be, exercised. Actual gains, if any, upon exercise will depend on the value of ordinary shares on the date of any exercise of options.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED             IN-THE MONEY OPTIONS
                                                               OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END
-----------------------------------------------------------------------------------------------------------------------------------
                               SHARES
                              ACQUIRED           VALUE
          NAME               ON EXERCISE       REALIZED       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
 Reuven Ben-Menachem           3,000(1)        $ 60,135         8,250(2)         15,000          $ 63,383         $133,125
-----------------------------------------------------------------------------------------------------------------------------------
 Paul Citarella                7,000            157,500        11,750            43,250            73,438          282,313
-----------------------------------------------------------------------------------------------------------------------------------
 Joseph Mazzetti              15,000            336,612        22,312            15,188           363,991          167,459
-----------------------------------------------------------------------------------------------------------------------------------
 Michael H. Carus             12,500            313,687        18,750            33,750           290,831          486,169
-----------------------------------------------------------------------------------------------------------------------------------
 Gil Gadot                     5,500            150,122        30,002(3)          7,500           521,899           66,563
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes 3,000 options exercised by his wife.

(2)  Includes 2,250 options held by his wife.

(3)  Includes 3,000 options held by his wife.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee for the fiscal year ended December 31, 1999 were Mr. Achi Racov, Ms. Rina Shainski and Dr. Jay Morrison. No member of the Compensation Committee is an officer or employee of Fundtech. The responsibilities of the Compensation Committee include administering Fundtech's stock plans and approving the base compensation of Mr. Reuven Ben-Menachem.

STOCK OPTION PLANS

     Fundtech has established five plans for granting options to employees of the company and its subsidiaries and one plan for granting options to the directors of the company: the Fundtech Ltd. 1996 Employee Stock Option Plan for the Employees of Fundtech Ltd. (the "102 Plan"); the Fundtech Ltd. 1996 Stock Option Plan for Fundtech Corporation (the "1996 U.S. Plan"); the Fundtech Ltd. 1997 Stock Option Plan for Fundtech Corporation (the "1997 U.S. Plan"); the Fundtech Ltd. The 1997 Israeli Share Option Plan (the "1997 Israel Plan"); the Fundtech Ltd. 1999 Employee Option Plan (the "1999 Option Plan"); and the Fundtech Ltd. Directors Option Plan (the "Directors Option Plan").

     Pursuant to resolutions of Fundtech's Board of Directors adopted on September 30 2000 and March 26, 1999 and to resolutions of the shareholders adopted on September 7, 1999 (the "Reservation Resolutions"), a total of 1,868,000 ordinary shares have been reserved for the granting of options to employees of Fundtech Ltd. and Fundtech Corporation and directors of Fundtech Ltd. As of March 23, 2000, 1,280,633 options were outstanding, 223,296 options have been exercised and 364,071 options are available to be issued. These options have been reserved and granted pursuant to the following plans:

1996 STOCK OPTION PLANS

     The 102 Plan was adopted in May 1996 and provides for the granting of options under Section 102 of the Israel Income Tax Ordinance ("Section 102"). Pursuant to Section 102 and the rules promulgated thereunder (including the requirement that the options and/or the resulting shares be deposited with a trustee for at least two years), the tax on the benefit arising to the employee from the grant and exercise of options as well as from the allotment of ordinary shares under these options is deferred until the transfer of the options and/or ordinary shares to the employee's name or upon sale of those options and/or ordinary shares. Fundtech will be allowed to claim as an expense for tax purposes the amounts credited to the employees as a benefit upon sale of the shares allotted under the plan at a price exceeding the exercise price, when the related capital gains tax is payable by the employee. The options granted under the 102 Plan vest over a period of four years and expire five years from the date of grant. Pursuant to the Reservation Resolutions 120,573 ordinary shares were reserved and allocated to the 102 Plan. Of the 120,573 options available for grant under the 102 Plan, as of March 23, 2000. 71,704 options were outstanding, 40,800 options have been exercised, and 8,249 options remain available to be issued.

     The 1996 U.S. Plan was adopted in October 1996. The options granted under the U.S. Plan vest over a period of four years and expire five years from the date of grant. Pursuant to the Reservation Resolutions 235,500 ordinary shares were reserved and allocated to the 1996 U.S. Plan. Of the 235,500 options available for grant under the 1996 U.S. Plan, as of March 23, 2000 144,663 options were outstanding, 75,649 options have been exercised, and 15,188 options remain available to be issued.

1997 STOCK OPTION PLANS

     The 1997 U.S. Plan was adopted in September 1997. The options granted under the 1997 U.S. Plan vest over a period of four years and expire five years from the date of grant. Pursuant to the Reservation Resolutions 626,747 ordinary shares were reserved and allocated to the 1997 U.S. Plan. Of the 626,747 options available for grant under the 1997 U.S. Plan, as of March 23, 2000 469,477 options were outstanding, 84,705 options have been exercised, and 72,565 options remain available to be issued.

     The 1997 Israel Plan was adopted in December 1997. The options granted under the 1997 Israel Plan vest over a period of four years and expire five years from the date of grant. Pursuant to the Reservation Resolutions 275,000 ordinary shares were reserved and allocated to the 1997 Israel Plan. Of the 275,000 options available for grant under the 1997 Israel Plan, as of March 23, 2000 155,701 options were outstanding, 21,955 options have been exercised, and 97,344 options remain available to be issued.

     On October 20, 1998, the Board of Directors repriced all stock options (other than those held by Directors or the Named Executive Officers) with an exercise price of more than $11.625 to an exercise price of $11.625 (the then current market price of the ordinary shares at the close of trading on that day).

     The 1999 Option Plan was adopted in September 1999. The options granted under the 1999 Option Plan vest over a period of four years and expire five years from the date of grant. Pursuant to the Reservation Resolutions 500,000 ordinary shares were reserved and allocated to the 1999 Option Plan. Of the 500,000 options available for grant under the 1999 Option Plan, as of March 23, 2000 355,088 options were outstanding, 187 options have been exercised, and 144,725 options remain available to be issued.

DIRECTORS' STOCK OPTION PLAN

     The Directors Option Plan was adopted, 42,000 ordinary shares were reserved and granted following the election of a Board of Directors at Fundtech's annual general meeting of the shareholders in August 1998. An additional 49,500 were granted following the 1999 annual shareholders meeting in September, 1999. These options vest over a period of one year and expire five years from the date of grant. Pursuant to the Reservation Resolutions an additional 68,000 ordinary shares were reserved and allocated to the Directors Option Plan. Of the 110,000 options available for grant under the Directors Option Plan, as of March 23, 2000 84,000 options were outstanding, no options have been exercised, and 26,000 options remain available to be issued.

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

                                                           NUMBER OF SHARES            PERCENTAGE
NAME OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED(1)    BENEFICIALLY OWNED(2)
------------------------                                 ---------------------    ---------------------
PRINCIPAL SHAREHOLDERS
Aura Investments Ltd.(3)................................       1,144,590                   8.14%
Clal Industries and Investments(4)......................       3,833,497                  27.28%
DIRECTORS
Rina Shainski(5)........................................       3,839,497                  27.31%
Rimon Ben-Shaoul(6).....................................       3,842,497                  27.32%
Reuven Ben-Menachem(7)..................................         376,025                   2.68%
Jay B. Morrison(8)......................................          14,079                       *
Eddy Shalev(9)..........................................          20,666                       *
George M. Lieberman(10).................................           7,500                       *
Achi Racov(11)..........................................           3,000                       *
EXECUTIVE OFFICERS
Ariu Levi(12)...........................................         304,150                   2.16%
Gil Gadot(13)...........................................         134,581                   0.96%
Joseph Mazzetti(14).....................................          25,500                       *
Michael Carus(15).......................................          20,625                       *
Paul Citarella(16)......................................          19,500                       *
J. Edmund Orr III(17)...................................           6,350                       *
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (13
  PERSONS)..............................................       4,780,473                   31.83

---------------

* Less than one percent.

(1) Except as otherwise noted and pursuant to applicable community property laws, each person or entity named in the table has sole voting and investment power with respect to all ordinary shares listed as owned by such person or entity. Shares beneficially owned included shares that may be acquired pursuant to the exercise of fully vested options that are exercisable through May 30, 2000.

(2) Based on 14,054,007 ordinary shares outstanding. Ordinary shares deemed beneficially owned by virtue of the rights of any person or group to acquire such shares within 60 days of the date of this disclosure are treated as outstanding only for purposes of determining the percentage owned by such person or group.

(3) Consist of 1,055,000 ordinary shares held by Aura Investment Research and Developments Ltd. and 89,590 ordinary shares held by Aura Red Investments Ltd. The address of both shareholders is 16B Szold Street, Ramat Hasharon, Israel.

(4) Consists of 3,833,497 ordinary shares held by Clal Industries and Investments Ltd. ("CII"), of which Mr. Ben-Shaoul is President. The address of Clal is Clal Atidim Tower, Building No. 4, Tel Aviv 61581, Israel.

(5) Consists of 3,833,497 ordinary shares owned by Clal. Ms. Shainski disclaims beneficial ownership of the shares held by Clal. Also includes options to purchase 6,000 ordinary shares granted pursuant to the Directors' Option Plan.

(6) Includes 3,833,497 ordinary shares owned by Clal, of which Mr. Ben-Shaoul is President. Mr. Ben-Shaoul disclaims beneficial ownership of the shares held by Clal. Also includes options to purchase 9,000 ordinary shares granted pursuant to the Directors' Option Plan.

(7) Consists of 359,150 ordinary shares held by Reuven Ben-Menachem. Includes options to purchase 14,625 ordinary shares granted pursuant to the Directors' Option Plan. Also includes options to purchase 2,250 ordinary shares held by Mr. Ben-Menachem's spouse.

(8) Includes 5,079 ordinary shares held by Jerusalem Pacific Ventures, which is affiliated with JPV Investors LP and JPV Investors GP., of which Dr. Morrison is a General Partner. Mr. Morrison disclaims beneficial ownership of such shares except to the extent of his proportionate pecuniary interest therein. Also includes options to purchase 9,000 ordinary shares granted pursuant to the Directors' Option Plan.

(9) Consists of 11,666 ordinary shares held by Mr. Shalev and includes options to purchase 9,000 ordinary shares granted pursuant to the Directors' Option Plan.

(10) Consists of options to purchase 7,500 ordinary shares granted pursuant to the Directors' Option Plan.

(11) Consists of options to purchase 3,000 ordinary shares granted pursuant to the Directors' Option Plan.

(12) The address of Ariu Levi is c/o Fundtech Corporation, 428 McCormick Street, San Leandro, California 94577.

(13) Consists of 103,329 ordinary shares held by Gil Gadot. Includes options to purchase 28,252 and 3,000 ordinary shares held by Mr. Gadot and his wife, respectively.

(14)  Consists of options to purchase 25,500 ordinary shares.

(15)  Consists of options to purchase 20,625 ordinary shares.

(16)  Consist of options to purchase 19,500 ordinary shares.

(17) Consist of 100 ordinary shares held by J. Edmund Orr III. Includes options to purchase 6,250 ordinary shares.

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

     On September 30, 1999, Fundtech granted options to purchase an aggregate of 49,500 ordinary shares at an exercise price of $22.31 per share to members of the Board of Directors. These grants were made following the election of a Board of Directors at Fundtech's annual general meeting of the shareholders in September 1999.

7,500 of these options were granted to two members of the Board, who had served on the Board for a portion of the previous year and had not previously received options. These 7,500 were fully vested when granted. The remaining options vest over a period of one year and expire five years from the date of grant.

     On October 28, 1999, Fundtech granted certain executive officers options to purchase an aggregate of 62,000 ordinary shares at an exercise price of $13.25 per share. Such options vest over four years (from the date of hire for new employees and from the date of grant for old employees) and expire five years from the date of grant.

REGISTRATION RIGHTS

     Fundtech has entered into agreements with some of its existing shareholders entitling them to certain registration rights (relating to 917,000 ordinary shares). Pursuant to such agreements, Fundtech's existing shareholders will each have the right, exercisable at any time within four years from the date of IPO, to demand one registration of their shares under the Securities Act. In addition, each of the parties to such agreements (other than Fundtech) will have the right to have its shares included in certain registration statements of Fundtech.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS

     Consolidated Financial Statements of Fundtech Ltd. for the three years ended December 31, 1999.

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................
Consolidated Balance Sheets.................................
Consolidated Statements of Operations.......................
Statements of Changes in Shareholders' Equity...............
Consolidated Statements of Cash Flows.......................
Notes to Consolidated Financial Statements..................

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

(B) REPORTS ON FORM 8-K

     On October 11, 1999 Fundtech has filed a report with respect to Item 5 of Form 8-K. No financial statements were filed as part of such report on Form 8-K.

EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
 3.1      Amended Memorandum of Association of Registrant*
 3.2      Amended and Restated Articles of Association of Registrant*
 4.1      Form of Ordinary Share Certificate*
 4.2      Form of Registration Rights*
10.1      Asset Purchase Agreement dated September 30, 1999, by and
          among FCMS, LLC., Fundtech Corporation, Sterling Commerce
          (Northern America), INC., Sterling Commerce (America) INC.
          and Sterling Commerce, INC.*****
10.2      Software Development, Licensing and Maintenance Agreement,
          dated September 26, 1997, by and between Merrill Lynch and
          Fundtech*+
10.3      Development and Distribution License Agreement, dated August
          15, 1997, by and between Compaq and Fundtech*+
10.4      Share Purchase Agreement, dated June 1, 1999, by and among
          Fundtech Ltd., Biveroni Batschelet Partners AG and the
          Shareholders listed on Schedule I thereto.******
10.5      Fundtech Ltd. 1996 Employee Stock Option Plan for the
          Employees of Fundtech Ltd.*
10.6      Fundtech Ltd. 1996 Employee Stock Option Plan for the
          Employees of Fundtech Ltd. and the Employees of Fundtech
          Corp.*
10.7      Fundtech Ltd. 1997 Stock Option Plan for Fundtech
          Corporation*
10.8      Fundtech Ltd. December 1997 Israeli Share Option Plan
          (English summary)*
10.9      Fundtech Ltd. 1999 Employee Option Plan****
10.10     Fundtech Ltd. Directors Option Plan*******
10.11     Loan Agreement, dated March 1993, between Fundtech and Aura
          Research & Development Ltd., as amended (English summary)*
10.12     Grant Approvals issued by the Chief Scientist to Fundtech
          (English summary of representative approval)*
10.13     Grant Approvals issued by the Marketing Fund to Fundtech
          (English summary)*
10.14     Asset Purchase Agreement between CheckFree Corporation and
          Fundtech Ltd., dated as of April 20, 1998**
10.15     Employment Agreement between Reuven Ben-Menachem and
          Fundtech Corporation, dated November 25, 1997***
10.16     Lease Agreement relating to Fundtech's Facility in Ramat
          Gan, Israel (English summary)***
10.17     Lease Agreement relating to Fundtech's Facility in Atlanta,
          Georgia***
21        Subsidiaries of Registrant
23.1      Consent of Kost, Forer & Gabbay
27.1      Financial Date Schedule for the year ended December 31, 1999

---------------

* Previously filed as an exhibit to the Registrant's Registration Statement on Form F-1, as amended, dated March 13, 1998, and incorporated herein by reference.

** Previously filed as an exhibit to the Registrant's Report on Form 6-K, dated April 30, 1998, and incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated March 30, 1999, and incorporated herein by reference.

**** Previously filed as an annex to the Registrant's Proxy Statement, dated August 23, 1999.

***** Previously filed as an Exhibit to Registrant's Report on Form 8-K, dated October 11, 1999, and incorporated herein by reference.

****** Previously filed as an Exhibit to Registrant's Report on Form 8-K, dated June 1, 1999, and incorporated herein by reference.

******* Previously filed as Exhibit to the Registrants Registration Statement on
        Form S-8, as amended (Commission Registration No. 333-9380), and incorporated herein by reference.

+ Certain portions of this agreement have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2000.

                                          FUNDTECH LTD.
                                                       REUVEN BEN-MENACHEM
                                          By:
                                          --------------------------------------

                                            Name: Reuven Ben-Menachem
                                              Title: Chairman of the Board of
                                            Directors,
                                                Chief Executive Officer and
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
           /s/ REUVEN BEN-MENACHEM             Chairman of the Board of Directors,  March 30, 2000
---------------------------------------------  Chief Executive Office and
             Reuven Ben-Menachem               President

             /s/ JAY B. MORRISON               Director                             March 30, 2000
---------------------------------------------
               Jay B. Morrison

               /s/ EDDY SHALEV                 Director                             March 30, 2000
---------------------------------------------
                 Eddy Shalev

           /s/ GEORGE M. LIEBERMAN             Director                             March 30, 2000
---------------------------------------------
             George M. Lieberman

              /s/ RINA SHAINSKI                Director                             March 30, 2000
---------------------------------------------
                Rina Shainski

            /s/ RIMON BEN-SHAOUL               Director                             March 30, 2000
---------------------------------------------
              Rimon Ben-Shaoul

              /s/ MICHAEL CARUS                Executive Vice President and Chief   March 30, 2000
---------------------------------------------  Financial Officer (principal
                Michael Carus                  financial and accounting officer)

               /s/ ACHI RACOV                  Director                             March 30, 2000
---------------------------------------------
                 Achi Racov

               FUNDTECH CORP.                                                       March 30, 2000
           /s/ REUVEN BEN-MENACHEM
---------------------------------------------
            Reuven Ben-Menachem,
           Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT
-----------   -------
    3.1       Amended Memorandum of Association of Registrant*
    3.2       Amended and Restated Articles of Association of Registrant*
    4.1       Form of Ordinary Share Certificate*
    4.2       Form of Registration Rights*
   10.1       Asset Purchase Agreement dated September 30, 1999, by and
              among FCMS, LLC., Fundtech Corporation, Sterling Commerce
              (Northern America), INC., Sterling Commerce (America) INC.
              and Sterling Commerce, INC.*****
   10.2       Software Development, Licensing and Maintenance Agreement,
              dated September 26, 1997, by and between Merrill Lynch and
              Fundtech*+
   10.3       Development and Distribution License Agreement, dated August
              15, 1997, by and between Compaq and Fundtech*+
   10.4       Share Purchase Agreement, dated June 1, 1999, by and among
              Fundtech Ltd., Biveroni Batschelet Partners AG and the
              Shareholders listed on Schedule I thereto.******
   10.5       Fundtech Ltd. 1996 Employee Stock Option Plan for the
              Employees of Fundtech Ltd.*
   10.6       Fundtech Ltd. 1996 Employee Stock Option Plan for the
              Employees of
              Fundtech Ltd. and the Employees of Fundtech Corp.*
   10.7       Fundtech Ltd. 1997 Stock Option Plan for Fundtech
              Corporation*
   10.8       Fundtech Ltd. December 1997 Israeli Share Option Plan
              (English summary)*
   10.9       Fundtech Ltd. 1999 Employee Option Plan****
   10.10      Fundtech Ltd. Directors Option Plan*******
   10.11      Loan Agreement, dated March 1993, between Fundtech and Aura
              Research & Development Ltd., as amended (English summary)*
   10.12      Grant Approvals issued by the Chief Scientist to Fundtech
              (English summary of representative approval)*
   10.13      Grant Approvals issued by the Marketing Fund to Fundtech
              (English summary)*
   10.14      Asset Purchase Agreement between CheckFree Corporation and
              Fundtech Ltd., dated as of April 20, 1998**
   10.15      Employment Agreement between Reuven Ben-Menachem and
              Fundtech Corporation, dated November 25, 1997***
   10.16      Lease Agreement relating to Fundtech's Facility in Ramat
              Gan, Israel (English summary)***
   10.17      Lease Agreement relating to Fundtech's Facility in Atlanta,
              Georgia***
   21         Subsidiaries of Registrant
   23.1       Consent of Kost, Forer & Gabbay
   27.1       Financial Date Schedule for the year ended December 31, 1999

---------------

* Previously filed as an exhibit to the Registrant's Registration Statement on Form F-1, as amended, dated March 13, 1998, and incorporated herein by reference.

** Previously filed as an exhibit to the Registrant's Report on Form 6-K, dated April 30, 1998, and incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated March 30, 1999, and incorporated herein by reference.

**** Previously filed as an annex to the Registrant's Proxy Statement, dated August 23, 1999.

***** Previously filed as an Exhibit to Registrant's Report on Form 8-K, dated October 11, 1999, and incorporated herein by reference.

****** Previously filed as an Exhibit to Registrant's Report on Form 8-K, dated June 1, 1999, and incorporated herein by reference.

******* Previously filed as Exhibit to the Registrants Registration Statement on
        Form S-8, as amended (Commission Registration No. 333-9380), and incorporated herein by reference.

+ Certain portions of this agreement have been omitted pursuant to a request for confidential treatment.