Form 10-Q
period 2000-03-31
FUNDTECH LTD
filed 2000-05-15
CIK 1054836

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANFE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,059,218 shares of Ordinary Shares, NIS 0.01 par value, as of May 5, 2000.



46984.0003

                                  FUNDTECH LTD.
                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements..........................................................p. 1

Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999..................p. 1

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended
           March 31, 2000 and March 31, 1999..................................................................p. 2

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31,
           2000 and March 31, 1999............................................................................p. 3

Notes to Condensed Consolidated Financial Statements (unaudited)..............................................p. 4

Item  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............. p. 5

Item  3.  Quantitative and Qualitative Disclosure About Market Risk...........................................p. 7




                                     PART II
                                OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K............. ......................................................p. 8

Index To Exhibits.............................................................................................p. 8

Signatures....................................................................................................p. 9


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     PART I
                              FINANCIAL INFORMATION

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)

                                                                          March 31,              December 31,
ASSETS                                                                      2000                     1999
                                                                            ----                     ----
                                                                         (unaudited)
Current assets:

Cash and cash equivalents                                              $      42,745             $    41,493
Investment in securities                                                      41,478                  41,023
Trade receivables, net                                                        15,512                  11,753
Other current assets                                                           1,955                   1,868
                                                                       -------------             -----------

Total current assets                                                         101,690                  96,137
                                                                       -------------             -----------

Long-term trade receivables                                                    1,841                   1,033
Property and equipment, net                                                    8,169                   7,941
Other assets, net                                                             18,808                  19,798
                                                                       -------------             -----------

Total assets                                                           $     130,508             $   125,142
                                                                       =============             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Trade payables                                                         $       1,943             $     1,528
Deferred revenues and accrued expenses                                        10,496                   4,593
                                                                       -------------             -----------

      Total current liabilities                                               12,439                   6,121

Other Liabilities                                                                229                     194

Shareholders' equity:

Share capital                                                                     42                      42
Additional paid-in capital                                                   138,899                 137,997
Accumulated other comprehensive loss                                          (2,080)                 (1,156)
Deferred compensation                                                           (131)                   (147)
Accumulated deficit                                                          (18,890)                (18,142)
                                                                       -------------             -----------

      Total shareholders' equity                                             117,840                 118,594
                                                                       -------------             -----------

      Total liabilities and shareholders' equity                       $     130,508             $   125,142
                                                                       =============             ===========


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                                        Three Months
                                                                       Ended March 31,

                                                                     2000          1999
                                                                     ----          ----
Revenues
      Software licenses                                           $   5,381     $    4,622
      Maintenance and services fees                                   3,982          2,808
      Hardware sales                                                    641            471
                                                                  ---------     ----------

           Total revenues                                            10,004          7,901
                                                                  ---------     ----------

Cost of revenues
      Software licenses costs                                            31             30
      Maintenance and services costs                                  2,716          1,649
      Hardware costs                                                    507            372
                                                                  ---------     ----------
           Total cost of revenues                                     3,254          2,051
                                                                  ---------     ----------

           Gross profit                                               6,750          5,850
                                                                  ---------     ----------

Operating expenses:
      Software development                                            4,175          2,337
      Selling and marketing, net                                      2,466          1,095
      Amortization of acquisition-related
           Intangible assets                                            603             78
      General and administrative                                      1,655            670
                                                                  ---------     ----------
Total operating expenses                                              8,899          4,180
                                                                  ---------     ----------

Operating income (loss)                                              (2,149)         1,670
Financial income, net                                                 1,401            124
                                                                  ---------     ----------

Net income (loss)                                                 $    (748)    $    1,794
                                                                  =========     ==========

Net income (loss) per share:
      Basic income (loss) per share                               $   (0.05)    $     0.17
      Diluted income (loss) per share                             $   (0.05)    $     0.16

Shares used in computing:
      Basic income (loss) per share                               13,987,202    10,845,658
      Diluted income (loss) per share                             13,987,202    11,554,345
      Adjusted net income per share (a):
      Adjusted net income used in
           computing net income (loss) per share                  $     (145)   $    1,872
      Diluted adjusted income (loss) per share                    $    (0.01)   $     0.16
      Shares used in computing diluted
           Income (loss) per share                                13,987,202    11,554,345


(a) Adjusted net income and adjusted net income per share excluded the pre-tax effects of the line item "Amortization of acquisition-related intangible assets", listed above.

      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
            For Three Months Ended March 31, 2000 and March 31, 1999
                                 (in thousands)

                                                                                                      Three Months Ended March 31,
                                                                                                      ----------------------------
                                                                                                       2000                  1999
                                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                           $       (748)      $      1,794
      Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization                                                                 1,235                281
           Amortization of deferred compensation                                                            16                 23
           Capital loss (gain) on sale of property and equipment                                            (4)                --
           Increase in other liabilities                                                                    35                 13
           Increase in trade receivables, net                                                           (4,622)              (591)
           Increase in other  current assets                                                              (117)            (1,047)
           Increase (decrease) in trade payables                                                           439                835
           Increase (decrease) in deferred revenues and accrued expenses                                 6,058             (1,822)
                                                                                                  ------------       ------------

Net cash provided by (used in) operating activities                                                      2,292               (514)
                                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment                                                             (939)            (1,185)
           Investment in securities                                                                       (841)                --
           Proceeds from sale of property and equipment                                                     22                 --
                                                                                                  ------------       ------------

      Net cash used in investing activities                                                             (1,758)            (1,185)
                                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from the issuance of share capital and exercise of
                stock options and warrants, net                                                            902                694
                                                                                                  ------------       ------------

      Net cash provided by financing activities                                                            902                694
                                                                                                  ------------       ------------

Effect of exchange rate on cash and cash equivalent                                                       (184)                --

Increase (decrease) in cash and cash equivalents                                                         1,252             (1,005)
Cash and cash equivalents at the beginning of the period                                                41,493             13,019
                                                                                                  ------------       ------------

Cash and cash equivalents at the end of the period                                                $     42,745       $     12,014
                                                                                                  ============       ============


      See notes to condensed consolidated financial statements (unaudited)

                                  FUNDTECH LTD.

        NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2.         NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Our reconciliation of the numerators and denominators used in computing the basic and diluted net income (loss) per share is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        2000            1999
                                                        ----            ----
                                                           (in thousands)
Numerator:
      Numerator for basic and diluted per share
        amounts - net income (loss)                      $(748)         $1,794

Denominator:
      Denominator for basic net income (loss)
        per share weighted average shares           13,987,202      10,845,658

Effect of dilutive stock options and warrants         --               708,687

Denominator for dilutive net income (loss)
        per share weighted average shares and
        assumed conversions                         13,987,202      11,554,345

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following table sets forth certain financial data and the percentage total revenue of the Company for the periods indicated:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               % of                           % of
                                               2000          Revenues         1999          Revenues
                                               ----          --------         ----          --------
Revenues:
Software license fees                         $ 5,381          53.8%        $  4,622          58.5%
Maintenance and services fees                   3,982          39.8            2,808          35.5
Hardware sales                                    641           6.4              471           6.0
                                               ------         -----           ------         -----
Total revenues                                 10,004         100.0            7,901         100.0

Cost of revenues:
Software license costs                             31           0.3               30           0.4
Maintenance and services costs                  2,716          27.1            1,649          20.9
Hardware costs                                    507           5.1              372           4.7
                                               ------         -----           ------         -----
Total cost of revenues                          3,254          32.5            2,051          26.0
                                               ------         -----           ------         -----

Gross profit                                    6,750          67.5            5,850          74.0
                                               ------         -----           ------         -----

Operating expenses:
Software development                            4,175          41.7            2,337          29.5
Selling and marketing, net                      2,466          24.7            1,095          13.9
Amortization of acquisition-related
  intangible assets                               603           6.0               78           1.0
General and administrative                      1,655          16.5              670           8.5
                                               ------         -----           ------         -----
Total operating expenses                        8,899          88.9            4,180          52.9
                                               ------         -----           ------         -----

Income from operations                         (2,149)        (21.4)           1,670          21.1
Financial income, net                           1,401          14.0              124           1.6
                                               ------         -----           ------         -----

Net income                                    $  (748)         (7.4)%        $ 1,794          22.7%
                                               ======         =====           ======         =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

SOFTWARE LICENSE FEES. Software license fees consist of revenues derived from software license agreements entered between Fundtech and its customers. Software license fees increased by $759,000 to $5,381,000 in the three months ended March 31, 2000 from $4,622,000 for the three months ended March 31, 1999, an increase of 16%. This increase was attributable to the sale of our current product offerings, as well as growth in the sales from our acquired businesses including the internet cash management products.

MAINTENANCE AND SERVICES FEES. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, service bureau fees, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the system. Maintenance and services fees increased by $1,174,000 to $3,982,000 in the three months ended March 31, 2000 from $2,808,000 in the three months ended March 31, 1999, an increase of 42%. The increase is commensurate with the increase in the number of customers and the acquisitions of BBP and the Sterling Cash Management Business during 1999.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales increased by $170,000 to $641,000 in the three months ended March 31, 2000 from $471,000 in the three months ended March 31, 1999, an increase of 36%.
The increase in hardware sales was attributable to the number of software licenses sold whereby the customer purchases hardware through the Company.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs increased by $1,000 to $31,000 in the three months ended March 31, 2000 from $30,000 in the three months ended March 31, 1999, an increase of 3%. The gross margin of software license fees remained constant at 99% in the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

MAINTENANCE AND SERVICES COSTS. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance, service bureau and consulting services. Maintenance and services costs increased by $1,067,000 to $2,716,000 in the three months ended March 31, 2000 from $1,649,000 in the three months ended March 31, 1999, an increase of 65%. The gross margin on maintenance and services fees decreased from 41% in the three months ended March 31, 1999 to 32% in the three months ended March 31, 2000. The decrease in gross margin was primarily due to increase in personnel required for the current backlog of services contract . The increase in maintenance and services costs is attributable to the growth in sales and includes costs related to the acquired entities.


HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales increased by $135,000 to $507,000 in the three months ended March 31, 2000 from $372,000 in the three months ended March 31, 1999, an increase of 36%. The gross margin on hardware remained constant at 21% in the three months March 31, 1999 compared to the three months ended March 31, 2000.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products. Software development expenses increased by $1,838,000 to $4,175,000 in the three months ended March 31, 2000, from $2,337,000 in the three month ended March 31, 1999, an increase of 79%. The increase in software development costs is principally related to the development of new product such as Global PAYplus RTGS, PAYplus CLS, Access.pro, NostroPlus and Global CASHstar and also due to the development resources added as a result of the acquisition of BBP and the Sterling Cash Management Business. In the three months ended March 31, 2000 and 1999, Fundtech did not receive grants from the Government of Israel.

SELLING AND MARKETING, NET. Selling and marketing expenses increased by $1,371,000 to $2,466,000 in the three months ended March 31, 2000 from $1,095,000 in the three months ended March 31, 1999, an increase of 125%. Selling and marketing expenses as a percentage of revenues increased from 14% in March 31, 1999 to 25% in the three months ended March 31, 2000 expenses relating to opening the sales office in Australia, expanding the sales channels in Europe, d increasing the size of the U.S. sales group and as a result of the acquisition of BBP and the Sterling Cash Management Business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $985,000 to $1,655,000 in the three months ended March 31, 2000 from $670,000 in the three months ended March 31, 1999, an increase of 147%. The increase is due the expansion of the business and also due to the acquisition of BBP and the Sterling Cash Management Business.


AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS amortization expense increased by $525,000 to $603,000 in the three months ended March 31, 2000 from $78,000 in the three months ended March 31, 1999, an increase of 673%. This increase was due to the amortization of goodwill from the BBP and Sterling acquisitions.

FINANCIAL INCOME, NET. Net financial income increased by $1,277,000 to $1,401,000 in the three months ended March 31, 2000 from $124,000 in the three months ended March 31, 1999, an increase of 1,030%. The increase of the financial income is due mainly to interest earned on cash received from our April 30, 1999 secondary public offering.

LIQUIDITY AND CAPITAL RESOURCES

           Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $138.8 million including net proceeds from the IPO in the amount of approximately $29.0 million, proceeds from the follow-on public offering in the amount of approximately $92.4 million, grants from the Government of Israel and borrowings from banks.

As of March 31, 2000, working capital was $89.3 million. Cash,cash equivalents and marketable securities were $84.2 million. Net cash provided by operating activities amounted to $2,292,000 for the three months ended March 31, 2000 and net cash utilized by operating activities amounted to $514,000 for the three months ended March 31, 1999.

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

Fundtech believes that cash, cash equivalents and marketable securities (including proceeds from its public offering) and cash flows from operations will provide adequate financial resources to finance its current operations and the planned expansion of its operations for the foreseeable future. However, in the event that Fundtech makes one or more acquisitions for consideration consisting of all or a substantial part of Fundtech's available cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose Fundtech to significant market risk.

                                  FUNDTECH LTD.
                                     PART II
                                OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

27.0       Financial Data Schedule

(b)        Reports on Form 8-K

           During the quarter, Fundtech filed the following Current Report on Form 8-K:

(1) A Current Report on Form 8 dated and filed on March 17, 2000, pertaining to
Item 5, Other Events, to which Fundtech's and Its subsidiaries consolidated balance sheets as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 were attached.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Fundtech Ltd.
                                            (Registrant)

                                            /s/ Reuven Ben Menachem
                                            ----------------------------------
Dated:   May 12, 2000                       Chairman, President and CEO



                                            /s/ Michael Carus
                                            ----------------------------------
Dated:   May12, 2000                        Executive Vice President COO &
                                            CFO (Principal Financial Officer)

                                  FUNDTECH LTD.

                                INDEX TO EXHIBITS




Exhibit Number                          Description
--------------                          -----------

    27.00                          Financial Data Schedule