Form 10-Q
period 2000-06-30
FUNDTECH LTD
filed 2000-08-14
CIK 1054836

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,066,473 shares of Ordinary Shares, NIS 0.01 par value, as of June 30, 2000.



NY2:\954265\02\KGBD02!.DOC\46984.0001

                                  FUNDTECH LTD.
                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements..........................................................p. 1

Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999...................p. 1

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended
           June 30, 2000 and June 30, 1999....................................................................p. 2

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30,
           2000 and June 30, 1999.............................................................................p. 3

Notes to Condensed Consolidated Financial Statements (unaudited)..............................................p. 4

Item  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............. p. 5

Item  3.  Quantitative and Qualitative Disclosure About Market Risk...........................................p. 7




                                     PART II
                                OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K....................................................................p. 8
Index To Exhibits.............................................................................................p. 8

Signatures....................................................................................................p. 9


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     PART I
                              FINANCIAL INFORMATION

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            June 30,               December 31,
ASSETS                                                        2000                     1999
                                                              ----                     ----
                                                           (unaudited)
Current assets:

Cash and cash equivalents                                  $    37,845             $    41,493
Investment in marketable securities                             42,110                  41,023
Trade receivables, net                                          16,518                  11,753
Other current assets                                             2,267                   1,868
                                                           -----------             -----------

Total current assets                                            98,740                  96,137
                                                           -----------             -----------

Long-term trade receivables                                      1,965                   1,033
Property and equipment, net                                      8,541                   7,941
Other assets, net                                               19,673                  19,798
                                                           -----------             -----------

Total assets                                               $   128,919             $   124,909
                                                           ===========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Trade payables                                             $     1,516             $     1,528
Deferred revenues and accrued expenses                           8,191                   4,593
                                                           -----------             -----------

      Total current liabilities                                  9,707                   6,121

Other Liabilities                                                  245                     194

Shareholders' equity:

Share capital                                                       42                      42
Additional paid-in capital                                     138,999                 137,997
Accumulated other comprehensive loss                            (2,181)                 (1,156)
Deferred compensation                                             (114)                   (147)
Accumulated deficit                                            (17,779)                (18,142)
                                                           -----------             -----------

      Total shareholders' equity                               118,967                 118,594
                                                           -----------             -----------

      Total liabilities and shareholders' equity           $   128,919             $   124,909
                                                           ===========             ===========


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)


                                                                  Three Months                   Six Months
                                                                 Ended June 30,                Ended June 30,
                                                                 --------------                --------------

                                                             2000            1999            2000           1999
                                                             ----            ----            ----           ----
Revenues
      Software licenses fees                              $   6,810       $  5,532         $ 12,191      $ 10,154
      Maintenance and service fees                            4,210          2,984            8,192         5,792
      Hardware sales                                            295            516              936           987
                                                          ---------     -----------      ----------    ----------

           Total revenues                                    11,315          9,032           21,319        16,933
                                                          ---------     -----------      ----------    ----------

Cost of revenues
      Software licenses costs                                    31            278               62           308
      Maintenance and services costs                          2,764          2,004            5,480         3,653
      Hardware costs                                            243            395              750           767
                                                          ---------     -----------      ----------    ----------
           Total cost of revenues                             3,038          2,677            6,292         4,728
                                                          ---------     -----------      ----------    ----------

           Gross profit                                       8,277          6,355           15,027        12,205
                                                          ---------     -----------      ----------    ----------

Operating expenses:
      Software development                                    4,159          2,580            8,334         4,917
      Selling and marketing, net                              2,412          1,304            4,878         2,399
      Amortization of acquisition-related
           Intangible assets                                    603            165            1,206           243
      General and administrative                              1,597            816            3,252         1,486
      In process R&D write-off                                   --          2,802               --         2,802
                                                          ---------     -----------      ----------    ----------
Total operating expenses                                      8,771          7,667           17,670        11,847
                                                          ---------     -----------      ----------    ----------

Operating income (loss)                                        (494)        (1,312)          (2,643)          358
Financial income, net                                         1,605            853            3,006           977
                                                          ---------     -----------      ----------    ----------

Net income (loss)                                         $   1,111     $     (459)      $      363    $    1,335
                                                          =========     ===========      ==========    ==========

Net income (loss) per share:
      Basic income (loss) per share                       $     0.08    $     (0.04)     $     0.03       $  0.11
      Diluted income (loss) per share                     $     0.08    $     (0.04)     $     0.02       $  0.11

Shares used in computing:
      Basic income (loss) per share                       14,058,822      12,638,167     14,025,604    11,741,685
      Diluted income (loss) per share                     14,793,100      12,638,167     14,820,336    12,454,204
      Adjusted net income per share (a):
      Adjusted net income used in
           computing net income per share                 $    1,714    $      2,508     $    1,569       $ 4,380
      Diluted adjusted net income per share                     0.12            0.19           0.11          0.35
      Shares used in computing diluted
           Net income per share                           14,793,100      13,383,537     14,820,336    12,454,204


(a) Adjusted net income and adjusted net income per share excluded the pre-tax effects of the line item "Amortization of acquisition-related intangible assets" and "In process R&D write-off", listed above.


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              For Six Months Ended June 30, 2000 and June 30, 1999
                                 (in thousands)

                                                                                                      Six Months Ended June 30,
                                                                                                      -------------------------
                                                                                                     2000                  1999
                                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                  $        363       $      1,335
      Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization                                                                 2,531                762
           In process research and development write-off                                                    --              2,802
           Amortization of deferred compensation                                                            33                 41
           Capital gain on sale of property and equipment                                                   (4)                --
Increase in other liabilities                                                                               --                (13)
           Increase in trade receivables, net                                                           (5,673)            (2,057)
           Increase in other  current assets                                                              (389)              (776)
           Increase (decrease) in trade payables                                                           (18)               163
           Increase (decrease) in deferred revenues and accrued expenses                                 2,247             (2,111)
                                                                                                 -------------      -------------

Net cash provided by (used in) operating activities                                                       (859)               146
                                                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Payment for acquisition                                                                          --             (9,194)
           Purchase of property and equipment                                                           (1,922)            (1,646)
              Investment in securities                                                                  (1,646)                --
           Proceeds from sale of property and equipment                                                     23                 --
                                                                                                 -------------      -------------

      Net cash used in investing activities                                                             (3,545)           (10,840)
                                                                                                 -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from the issuance of share capital and exercise of
                stock options and warrants, net                                                          1,002             92,393
           Proceeds from long term loans                                                                    --                387
                                                                                                 -------------      -------------

      Net cash provided by financing activities                                                          1,002             92,780
                                                                                                 -------------      -------------

Effect of exchange rate on cash and cash equivalent                                                       (246)                --

Increase (decrease) in cash and cash equivalents                                                        (3,648)            82,086
Cash and cash equivalents at the beginning of the period                                                41,493             13,019
                                                                                                 -------------      -------------

Cash and cash equivalents at the end of the period                                                $     37,845       $     95,105
                                                                                                 =============      =============



      See notes to condensed consolidated financial statements (unaudited)

                                  FUNDTECH LTD.

        NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.


2.         REALLOCATION OF BUSINESS ACQUISITIONS

In 1999 the company acquired all the shares of Biverony Batchelet Partners AG ("BBP") and certain assets and certain liabilities of Sterling, a U.S. company. The acquisitions have been accounted for by the purchase method of accounting and accordingly the purchases have been allocated to the net assets acquired based on the fair value estimations at the date of acquisitions. The excess of the purchase price over the estimated fair value of net assets acquired have been recorded as goodwill.

During the three months ended June 30, 2000 the initial purchase price allocation has been reallocated to appropriately reflect the fair value of Sterling and BBP net assets acquired. the purchase price reallocation resulted in a reduction of approximately $1,287 thousand at fair value assigned to Sterling and BBP with corresponding increase to goodwill.

3.         NET INCOME (LOSS) PER SHARE

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

                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30
                                                                      2000            1999           2000            1999
                                                                      --------------------           --------------------
                                                                                         (in thousands)
Numerator:
      Numerator for basic and diluted per share
        amounts - net income (loss)                                   $1,111          $(459)           $363           $1,335

Denominator:
      Denominator for basic net income (loss)
        per share weighted average shares                         14,058,822     12,638,167       14,025,604      11,741,685

Effect of dilutive stock options and warrants                        734,278          --             794,732         712,519

Denominator for dilutive net income (loss)
        per share weighted average shares
and
        assumed conversions                                       14,793,100     12,638,167       14,820,336      12,454,204


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following table sets forth certain financial data and the percentage total revenue of the Company for the periods indicated:

                                                                  Three Months Ended June 30,
                                                                  ---------------------------
                                                                    % of                           % of
                                                    2000          Revenues         1999          Revenues
                                                    ----          --------         ----          --------
Revenues:
Software license fees                            $   6,810             60.2%   $    5,532            61.3%
Maintenance and services fees                        4,210             37.2         2,984            33.0
Hardware sales                                         295              2.6           516             5.7
                                                 ---------         --------    ----------        --------
Total revenues                                      11,315            100.0         9,032           100.0

Cost of revenues:
Software license costs                                  31              0.3           278             3.1
Maintenance and services costs                       2,764             24.4         2,004            22.1
Hardware costs                                         243              2.1           395             4.4
                                                 ---------         --------    ----------        --------
Total cost of revenues                               3,038             26.8         2,677            29.6
                                                 ---------         --------    ----------        --------

Gross profit                                         8,277             73.2         6,355            70.4
                                                 ---------         --------    ----------        --------

Operating expenses:
Software development                                 4,159             36.8         2,580            28.6
Selling and marketing, net                           2,412             21.3         1,304            14.4
Amortization of acquisition-related
  intangible assets                                    603              5.3           165             1.8
General and administrative                           1,597             14.1           816             9.0
In process R&D write-off                                --               --         2,802            31.0
                                                 ---------         --------    ----------        --------
Total operating expenses                             8,771             77.5         7,667            84.8
                                                 ---------         --------    ----------        --------

Income from operations                                (494)            (4.3)       (1,312)          (14.4)
Financial income, net                                1,605             14.2           853             9.4
                                                 ---------         --------    ----------        --------

Net income                                       $   1,111              9.9%   $     (459)           (5.0)%
                                                 =========         ========    ==========        ========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

SOFTWARE LICENSE FEES. Software license fees consist of revenues derived from software license agreements entered between Fundtech and its customers. Software license fees increased by $1,278,000 to $6,810,000 in the three months ended June 30, 2000 from $5,532,000 for the three months ended June 30, 1999, an increase of 23%. The increase is attributable to the sale of our current product offerings and PayPlus CLS, as well as growth in sales from our acquired businesses including the internet cash management products .

MAINTENANCE AND SERVICES FEES. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, service bureau fees, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the system. Maintenance and services fees increased by $1,226,000 to $4,210,000 in the three months ended June 30, 2000 from $2,984,000 in the three months ended June 30, 1999, an increase of 41%. The increase is commensurate with the increase in the number of customers and the acquisitions of BBP and the Sterling Cash Management Business during 1999.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $221,000 to $295,000 in the three months ended June 30, 2000 from $516,000 in the three months ended June 30, 1999, a decrease of 43%.
The decrease is attributable to the number of software licenses sold whereby the customer purchases hardware through the Company.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs decreased by $247,000 to $31,000 in the three months ended June 30, 2000 from $278,000 in the three months ended June 30, 1999, a decrease of 89%. The gross margin of software license fees increased from 95% in the three months ended June 30, 1999 to 99% in the three months ended June 30, 2000. The increase is attributed to a lower percentage of software that is subject to royalties.

MAINTENANCE AND SERVICES COSTS. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance, service bureau and consulting services. Maintenance and services costs increased by $760,000 to $2,764,000 in the three months ended June 30, 2000 from $2,004,000 in the three months ended June 30, 1999, an increase of 38%. The gross margin on maintenance and services fees increased from 33% in the three months ended June 30, 1999 to 34% in the three months ended June 30, 2000. The increase is attributable to the growth in sales and includes costs related to the acquired entities.

HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $152,000 to $243,000 in the three months ended June 30, 2000 from $395,000 in the three months ended June 30, 1999, a decrease of 38%. The gross margin on hardware decreased from 23% in the three months June 30, 1999 to 18% in the three months ended June 30, 2000. The decrease is primarily attributed to a higher volume of lower-margin hardware products.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products. Software development expenses increased by $1,579,000 to $4,159,000 in the three months ended June 30, 2000, from $2,580,000 in the three month ended June 30, 1999, an increase of 61%. The increase in software development costs is principally related to the development of new product such as Global PAYplus RTGS, PAYplus CLS, Access.pro, NostroPlus and Global CASHstar and also due to the development resources added as a result of the acquisitions of BBP and the Sterling Cash Management Business.

SELLING AND MARKETING, NET. Selling and marketing expenses increased by $1,108,000 to $2,412,000 in the three months ended June 30, 2000 from $1,304,000 in the three months ended June 30, 1999, an increase of 85%. Selling and marketing expenses as a percentage of revenues increased from 14% in June 30, 1999 to 21% in the three months ended June 30, 2000 the increase in the expenses related to opening the sales office in Australia, expanding the sales channels in Europe, increasing the size of the U.S. sales group and as a result of the acquisition of BBP and the Sterling Cash Management Business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $781,000 to $1,597,000 in the three months ended June 30, 2000 from $816,000 in the three months ended June 30, 1999, an increase of 96%. The increase is due the expansion of the business and also due to the acquisitions of BBP and the Sterling Cash Management Business.


AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization expense increased by $438,000 to $603,000 in the three months ended June 30, 2000 from $165,000 in the three months ended June 30, 1999, an increase of 265%. The increase is due to the amortization of goodwill from the BBP and Sterling acquisitions.

FINANCIAL INCOME, NET. Net financial income increased by $752,000 to $1,605,000 in the three months ended June 30, 2000 from $853,000 in the three months ended June 30, 1999, an increase of 88%. The increase of the financial income is due mainly to interest earned on cash received from our April 30, 1999 secondary public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, working capital was $89.0 million. Cash,cash equivalents and marketable securities was $80.0 million. Net cash provided by operating activities amounted to $428,000 for the six months ended June 30, 2000 and net cash utilized by operating activities amounted to $146,000 for the six months ended June 30, 1999.

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


                                            Fundtech Ltd.
                                            (Registrant)

                                            /s/ Reuven Ben Menachem
                                            -----------------------------------
Dated:  August 11, 2000                     Chairman, President and CEO



                                            /s/ Michael Carus
                                            -----------------------------------
Dated:  August 11, 2000                     Executive Vice President COO &
                                            CFO (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit Number                                      Description
--------------                                      -----------

    27.00                                     Financial Data Schedule