Form 10-Q/A
period 2000-06-30
FUNDTECH LTD
filed 2000-08-24
CIK 1054836

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459

                                   FORM 10-Q/A

                                 Amendment No. 1

                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

                                       or

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-29634

                                  FUNDTECH LTD.
                     -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             ISRAEL                                         Not Applicable
  -----------------------------                            -----------------
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


12 Ha'hilazon Street
Ramat-Gan, Israel                                                 52522
---------------------                                           ----------
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



NY2:\956821\01\k$@d01!.DOC\46984.0001

This Amendment No. 1 on Form 10-Q/A amends Item 1 of Part I of the Quarterly Report on Form 10-Q of Fundtech Ltd. for the quarter ended June 30, 2000, to revise our previously reported increase in trade payables for the six months ended June 30, 2000, as reported in our condensed consolidated financial statements (unaudited).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text of Item 1 of Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              For Six Months Ended June 30, 2000 and June 30, 1999
                                 (in thousands)


                                                                                                      Six Months Ended June 30,
                                                                                                      -------------------------
                                                                                                     2000                  1999
                                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                  $        363       $      1,335
      Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization                                                                 2,531                762
           In process research and development write-off                                                    --              2,802
           Amortization of deferred compensation                                                            33                 41
           Capital gain on sale of property and equipment                                                   (4)                --
Increase in other liabilities                                                                               --                (13)
           Increase in trade receivables, net                                                           (5,673)            (2,057)
           Increase in other  current assets                                                              (389)              (776)
           Increase (decrease) in trade payables                                                           (18)               163
           Increase (decrease) in deferred revenues and accrued expenses                                 2,298             (2,111)
                                                                                                 -------------      -------------

Net cash provided by (used in) operating activities                                                       (859)               146
                                                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Payment for acquisition                                                                          --             (9,194)
           Purchase of property and equipment                                                           (1,922)            (1,646)
              Investment in securities                                                                  (1,646)                --
           Proceeds from sale of property and equipment                                                     23                 --
                                                                                                 -------------      -------------

      Net cash used in investing activities                                                             (3,545)           (10,840)
                                                                                                 -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from the issuance of share capital and exercise of
                stock options and warrants, net                                                          1,002             92,393
           Proceeds from long term loans                                                                    --                387
                                                                                                 -------------      -------------

      Net cash provided by financing activities                                                          1,002             92,780
                                                                                                 -------------      -------------

Effect of exchange rate on cash and cash equivalent                                                       (246)                --

Increase (decrease) in cash and cash equivalents                                                        (3,648)            82,086
Cash and cash equivalents at the beginning of the period                                                41,493             13,019
                                                                                                 -------------      -------------

Cash and cash equivalents at the end of the period                                                $     37,845       $     95,105
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


                                         Fundtech Ltd.
                                         (Registrant)

                                         /s/ Reuven Bem Menahchem
                                         --------------------------------------
Dated: August 21, 2000                   Chairman, President & CEO



                                         /s/ Michael Carus
                                         --------------------------------------
Dated: August 21, 2000                   Executive Vice President, COO & CFO
                                         (Principal Financial Officer)