Form 10-Q
period 2000-09-30
FUNDTECH LTD
filed 2000-11-14
CIK 1054836

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000.

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

                               011-972-3-575-2750
              (Registrant's Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,177,423 shares of Ordinary Shares, NIS 0.01 par value, as of September 30, 2000.

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999......      p. 1

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended
         September 30, 2000 and September 30, 1999....................................................      p. 2

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
         September 30, 2000 and September 30, 1999....................................................      p. 3

Notes to Condensed Consolidated Financial Statements (unaudited)......................................      p. 4

Item  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......      p. 6

Item  3.  Quantitative and Qualitative Disclosure About Market Risk...................................      p. 8




                                     PART II
                                OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K............................................................      p. 9
Index To Exhibits.....................................................................................      p. 9

Signatures............................................................................................      p. 10


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     PART I
                              FINANCIAL INFORMATION

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     September 30, December 31,
ASSETS                                                   2000          1999
                                                         ----          -----
                                                     (unaudited)

Current assets:

Cash and cash equivalents                            $  30,879     $  41,493
Investments in marketable securities                    42,750        41,023
Trade receivables, net                                  21,047        11,753
Other current assets                                     3,121         1,868
                                                     ---------     ---------

Total current assets                                    97,797        96,137
                                                     ---------     ---------

Long-term trade receivables                              3,019         1,033
Property and equipment, net                              9,507         7,941
Other assets, net                                       19,033        19,798
                                                     ---------     ---------

Total assets                                         $ 129,356     $ 124,909
                                                     =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Trade payables                                       $   2,984     $   1,528
Deferred revenues and accrued expenses                   5,315         4,593
                                                     ---------     ---------

     Total current liabilities                           8,299         6,121

Other Liabilities                                          255           194

Shareholders' equity:

Share capital                                               42            42
Additional paid-in capital                             139,408       137,997
Accumulated other comprehensive loss                    (2,974)       (1,156)
Deferred compensation                                      (39)         (147)
Accumulated deficit                                    (15,635)      (18,142)
                                                     ---------     ---------

     Total shareholders' equity                        120,802       118,594
                                                     ---------     ---------

     Total liabilities and shareholders' equity      $ 129,356     $ 124,909
                                                     =========     =========


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                               Three Months              Nine Months
                                                            Ended September 30,      Ended September 30,
                                                            -------------------      -------------------

                                                           2000          1999          2000        1999
                                                           ----          ----          ----        ----
Revenues
     Software license fees                              $  8,926     $  3,844      $  21,117   $  13,998
     Maintenance and service fees                          4,728        3,011         12,920       8,803
     Hardware sales                                          210          296          1,146       1,283
                                                        --------      -------      ---------   ---------
         Total revenues                                   13,864        7,151         35,183      24,084
                                                        --------      -------      ---------   ---------

Cost of revenues
     Software license costs                                   83          164            145         472
     Maintenance and service costs                         3,224        2,054          8,704       5,707
     Hardware costs                                          163          213            913         980
                                                         -------      -------        -------     -------
         Total cost of revenues                            3,470        2,431          9,762       7,159
                                                         -------      -------        -------     -------

         Gross profit                                     10,394        4,720         25,421      16,925
                                                        --------      -------       --------      ------

Operating expenses:
     Software development                                  4,828        3,824         13,162       8,741
     Selling and marketing, net                            2,364        2,087          7,242       4,486
     Amortization of acquisition-related
         Intangible assets                                   625          417          1,831         660
     General and administrative                            1,799        1,155          5,051       2,641
     In process R&D write-off                                 --           --             --       2,802
                                                              --           --             --       -----
         Total operating expenses                          9,616        7,483         27,286      19,330
                                                          ------        -----         ------      ------

Operating income (loss)                                      778       (2,763)        (1,865)     (2,405)
Financial income, net                                       1,366       1,320          4,372       2,297
                                                        ---------      ------      ---------      ------

Net income (loss)                                       $  2,144     $ (1,443)     $   2,507   $    (108)
                                                        ========     =========     =========   ==========

Net income (loss) per share:
     Basic income (loss) per share                      $    0.15    $  (0.10)     $    0.18   $   (0.01)
     Diluted income (loss) per share                    $    0.15    $  (0.10)     $    0.17   $   (0.01)

Shares used in computing:
     Basic income (loss) per share                     14,154,094   13,935,399    14,060,978  12,485,490
     Diluted income (loss) per share                   14,773,733   13,935,399    14,767,478  12,485,490
     Adjusted net income (loss) per share (a):
     Adjusted net income (loss) used in
         computing net income (loss) per share          $   2,769   $   (1,026)   $    4,338  $    3,354
     Diluted adjusted net income (loss) per share       $    0.19   $   ( 0.07)   $     0.29  $     0.25
     Shares used in computing diluted
         Net income (loss) per share                   14,773,733   13,935,399    14,767,478  13,168,690

(a) Adjusted net income and adjusted net income per share excludes the pre-tax effects of the line item "Amortization of acquisition-related intangible assets" and "In process R&D write-off", listed above.


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
         For Nine Months Ended September 30, 2000 and September 30, 1999
                                 (in thousands)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                       2000                1999
                                                                                      -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $    2,507      $     (108)
     Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                   3,953           1,743
         In process research and development write-off                                      --           2,802
         Amortization of deferred compensation                                              45              57
         Capital gain on sale of property and equipment                                     (2)             (2)
         Loss on short-term investments                                                     --              41
         Increase (decrease) in other liabilities                                           61             (11)
         Increase in trade receivables, net                                            (11,203)           (570)
         Increase in other current assets                                               (1,216)         (1,118)
         Increase in trade payables                                                      1,429             391
         Decrease in deferred revenues and accrued expenses                             (1,176)         (4,544)
                                                                                         ------         -------

Net cash used in operating activities                                                   (5,602)         (1,319)
                                                                                        -------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Payment for acquisition                                                            --         (13,845)
         Purchase of property and equipment                                             (3,679)         (3,782)
         Investment in marketable securities                                            (2,509)        (40,981)
         Proceeds from sale of property and equipment                                       81               7
                                                                                        -------        --------

     Net cash used in investing activities                                              (6,107)        (58,601)
                                                                                        -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the issuance of share capital and exercise of
              stock options and warrants, net                                            1,474          93,061
         Proceeds from long term loans                                                      --             392
                                                                                            --             ---

     Net cash provided by financing activities                                           1,474          93,453
                                                                                         -----          ------

Effect of exchange rate on cash and cash equivalents
                                                                                          (379)             --

Increase (decrease) in cash and cash equivalents                                       (10,614)         33,533
Cash and cash equivalents at the beginning of the period                                41,493          13,019
                                                                                    ----------      ----------

Cash and cash equivalents at the end of the period                                  $   30,879      $   46,552
                                                                                    ==========      ==========



      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES

        NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments, SFAS 137 and 138 in June 1999 and June 2000, respectively. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedge item in the income statement and requires that the company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The FASB has issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." The statement defers for one year the effective date of SFAS No.133. The rule will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The company does not expect the impact of this new statement in the company's consolidated balance sheets or results of operations to be material.

In March 2000, the Financial Accounting Standards Board issued FASB Interpetation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 (FIN 44). The Interpretation clarifies guidance for certain issues that arose in application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Interpretation will apply to all fiscal quarters of all fiscal years beginning after July 1, 2000. The company does not expect an impact of this new FIN on the company's consolidated balance sheets or results of operations.

On December 3, 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101 shall be effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The company is currently evaluating the impact of this adoption on its financial statements.



3.       REALLOCATION OF BUSINESS ACQUISITIONS

In 1999, the company acquired all the shares of Biveroni Batchelet Partners AG ("BBP") and certain assets and certain liabilities of Sterling Commerce, ("Sterling"). The acquisitions have been accounted for by the purchase method of accounting and accordingly, the purchases have been allocated to the net assets acquired, based on the fair value estimations at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill.

In the three months and nine months ended September 30, 2000, the initial purchase price allocation has been reallocated to appropriately reflect the fair value of the Sterling and BBP net assets acquired. The purchase price reallocation resulted in a total reduction to the fair value of the Sterling and BBP acquisitions for the three month and nine month periods of approximately $500 and $1,787 thousand respectively as well as a corresponding increase to goodwill for the same period.

4.       NET INCOME (LOSS) PER SHARE

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

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                               2000     1999             2000       1999
                                                            ------------------          -----------------
                                                                   (in thousands, except share data)


Numerator:
     Numerator for basic and diluted per share
       amounts - net income (loss)                     $    2,144    $    (1,443)   $    2,507   $     (108)

Denominator:
     Denominator for basic net income (loss)
       per share weighted average shares               14,154,094     13,935,399    14,060,978   12,485,490

Effect of dilutive stock options                          619,639         --           706,500       --
                                                       ----------     ----------    ----------   ----------

Denominator for dilutive net income (loss)
       per share weighted average shares
       and assumed conversions                         14,773,733     13,935,399    14,767,478   12,485,490
                                                       ==========     ==========    ==========   ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain financial data and the percentage of total revenue for the Company for the periods indicated:

                                                                Three Months Ended September 30,
                                                                --------------------------------

                                                                     % of                      % of
                                                        2000       Revenues       1999       Revenues
                                                        ----       --------       ----       --------
Revenues:
Software license fees                                $  8,926        64.4%   $    3,844        53.8%
Maintenance and service fees                            4,728        34.1         3,011        42.1
Hardware sales                                            210         1.5           296         4.1
                                                       ------       -----         ------      -----
Total revenues                                         13,864       100.0         7,151       100.0

Cost of revenues:
Software license costs                                     83         0.6           164         2.3
Maintenance and service costs                           3,224        23.2         2,054        28.7
Hardware costs                                            163         1.2           213         3.0
                                                        -----      ------        ------      ------
Total cost of revenues                                  3,470        25.0         2,431        34.0
                                                       ------       -----        ------     -------

Gross profit                                           10,394        75.0         4,720        66.0
                                                      -------       -----        ------     -------

Operating expenses:
Software development                                    4,828        34.8         3,824        53.5
Selling and marketing, net                              2,364        17.1         2,087        29.2
Amortization of acquisition-related
  intangible assets                                       625         4.5           417         5.8
General and administrative                              1,799        13.0         1,155        16.2
                                                        -----        ----         -----        ----
Total operating expenses                                9,616        69.4         7,483       104.7
                                                       ------        ----         -----       -----

Income (Loss) from operations                             778         5.6        (2,763)      (38.7)
Financial income, net                                   1,366         9.9         1,320        18.5
                                                     --------       -----      --------      ------

Net income (loss)                                    $  2,144        15.5%     $ (1,443)      (20.2)%
                                                     ========       ======     ========      ========


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

SOFTWARE LICENSE FEES. Software license fees consist of revenues derived from software license agreements entered between Fundtech and its customers. Software license fees increased by $5,082,000 to $8,926,000 in the three months ended September 30, 2000 from $3,844,000 for the three months ended September 30, 1999, an increase of 132%. The increase is attributable to the sale of our current product offerings including PayPlus CLS, as well as growth in sales from our acquired businesses including the internet cash management products.

MAINTENANCE AND SERVICE FEES. Maintenance and service fees include revenues derived from maintenance contracts, installation and training revenue, service bureau fees, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the system. Maintenance and service fees increased by $1,717,000 to $4,728,000 in the three months ended September 30, 2000 from $3,011,000 in the three months ended September 30, 1999, an increase of 57%. The increase is commensurate with the increase in the number of customers and the acquisition of the Sterling Cash Management Business during 1999.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $86,000 to $210,000 in the three months ended September 30, 2000 from $296,000 in the three months ended September 30, 1999, a decrease of 29%. The decrease is attributable to the number of software licenses sold whereby the customer purchases hardware through the Company.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs decreased by $81,000 to $83,000 in the three months ended September 30, 2000 from $164,000 in the three months ended September 30, 1999, a decrease of 49%. The gross margin of software license fees increased from 96% in the three months ended September 30, 1999 to 99% in the three months ended September 30, 2000. The increase is attributed to a lower percentage of software that is subject to royalties.

MAINTENANCE AND SERVICE COSTS. Maintenance and service costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance, service bureau and consulting services. Maintenance and service costs increased by $1,170,000 to $3,224,000 in the three months ended September 30, 2000 from $2,054,000 in the three months ended September 30, 1999, an increase of 57%. The gross margin on maintenance and services fees remained constant at 32% in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $50,000 to $163,000 in the three months ended September 30, 2000 from $213,000 in the three months ended September 30, 1999, a decrease of 23%. The gross margin on hardware decreased from 28% in the three months September 30, 1999 to 22% in the three months ended September 30, 2000. The decrease is primarily attributed to a lower volume of high margin hardware products.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products. Software development expenses increased by $1,004,000 to $4,828,000 in the three months ended September 30, 2000, from $3,824,000 in the three months ended September 30, 1999, an increase of 26%. The increase in software development costs is principally related to the development of new products, such as Global PAYplus RTGS, PAYplus CLS, Access.pro, NostroPlus and Global CASHstar and also due to the development resources added as a result of the acquisition of the Sterling Cash Management Business.

SELLING AND MARKETING, NET. Selling and marketing expenses increased by $277,000 to $2,364,000 in the three months ended September 30, 2000 from $2,087,000 in the three months ended September 30, 1999, an increase of 13%. The increase in the expenses related to opening the sales offices in Australia and Singapore, expanding the sales channels in Europe, increasing the size of the U.S. sales group and as a result of the acquisition of the Sterling Cash Management Business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $644,000 to $1,799,000 in the three months ended September 30, 2000 from $1,155,000 in the three months ended September 30, 1999, an increase of 56%. The increase is due the expansion of the business and also due to the acquisition of the Sterling Cash Management Business.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization expense increased by $208,000 to $625,000 in the three months ended September 30, 2000 from $417,000 in the three months ended September 30, 1999, an increase of 50%. The increase is due to the amortization of goodwill from the Sterling acquisition.

FINANCIAL INCOME, NET. Net financial income increased by $46,000 to $1,366,000 in the three months ended September 30, 2000 from $1,320,000 in the three months ended September 30, 1999, an increase of 3%. The increase of the financial income is due mainly to higher rates of interest earned on cash received from our April 30, 1999 secondary public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, working capital was $89.5 million. Cash, cash equivalents and marketable securities were $73.6 million. Net cash used in operating activities amounted to $5,602,000 for the nine months ended September 30, 2000 and net cash utilized by operating activities amounted to $1,319,000 for the nine months ended September 30, 1999.

Fundtech believes that cash, cash equivalents and marketable securities (including proceeds from its public offering) and cash flows from operations will provide adequate financial resources to finance its current operations and the planned expansion of its operations for the foreseeable future. However, in the event that Fundtech makes one or more acquisitions or investments for consideration consisting of all or a substantial part of Fundtech's available cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose Fundtech to significant market risk.

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.0     Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter, Fundtech filed the following Current Report on Form 8-K:

(1) A current report on Form 8-K, dated September 3, 2000, pertaining to Item 5, Other Events, reporting information derived from Fundtech's Annual Report which was not included in Fundtech's report on Form 10-K for the year ended December 1999, and to which a copy of Fundtech's press release dated September 4, 2000 was attached.

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


                                          Fundtech Ltd.
                                          (Registrant)


                                          /s/ Reuven Ben Menachem
                                          -----------------------
Dated:        November 14, 2000           Chairman, President and CEO


                                          /s/ Michael Carus
                                          -----------------
Dated:        November 14, 2000           Executive Vice President COO &
                                          CFO (Principal Financial Officer)