Form 10-K
period 2000-12-31
FUNDTECH LTD
filed 2001-04-02
CIK 1054836

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

                       ----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 2000

                                       or

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

                       Ordinary Shares, NIS 0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting common equity held by non-affiliates was $51,993,343.75 as at March 23, 2001. The number of Ordinary Shares outstanding at March 23, 2001 was 14,190,804.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I
Item 1.       Business                                                     3
Item 2.       Properties                                                  14
Item 3.       Legal Proceedings                                           14
Item 4.       Submission of Matters to a Vote of Security Holders         14

PART II
Item 5.       Market for Registrants' Common Equity and Related
              Stockholder Matters Price Range of Ordinary Shares          16
Item 6.       Selected Financial Data                                     17
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         18
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk                                                        29
Item 8.       Financial Statements and Supplementary Data                 29

PART III
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         59
Item 10.      Directors and Executive Officers of the Registrants         59
Item 11.      Executive Compensation                                      66
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                  70
Item 13.      Certain Relationships and Related Transactions              73

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                 74

Signatures                                                                77

                                     PART I

ITEM 1.  BUSINESS

     Fundtech is a leading provider of software solutions which enable businesses and their banks to process payments electronically, transfer funds and manage cash positions. Fundtech's client/server web-enabled software products automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently and in real-time. Fundtech's products and related services are designed to integrate all elements of the electronic payments cycle, including electronic funds transfer, cash and treasury management.

INDUSTRY BACKGROUND

     The increasing integration of global economies has led to a dramatic increase in the number of financial transactions initiated and settled each day through electronic payments and funds transfers. National and multinational financial institutions and businesses must facilitate this ever-increasing volume of electronic payments and funds transfers. In 1999, 103 million funds transfers, having an approximate aggregate value of $343 trillion, took place in the United States over the Federal Reserve's FedWire system, with an average value per transfer of $3.3 million. The Clearing House Inter-bank Payments System (CHIPS) handled 59 million transactions at a total aggregate dollar amount exceeding $360 trillion. Internationally, SWIFT payments message transfer volumes during 1999 amounted to 669 million transactions.

     National and multinational financial institutions and businesses must facilitate this ever-increasing volume of electronic payments and funds transfers. The transfer and settlement of funds has traditionally been error-prone, inefficient and costly due to a significant manual back-office component on both sides of the transfer. In addition, the integration of global economies has increased both the complexity and the importance of managing the flow of a corporation's funds on a daily basis. Finally, the rapid growth of business-to-business e-Commerce is changing the way that corporate payments are made. Consequently, businesses are demanding from their financial institutions web-based cash management solutions that permit real-time management of funds across multiple accounts, currencies and international borders, and payment solutions that support the real-time initiation, authorization and settlement of electronic payments.

     To service the emerging needs of their business clients, financial institutions are seeking a more cost-efficient method of offering funds transfer and cash management services and are increasingly migrating to electronic intranet/internet and client/server based platforms.

     Electronic payments enable businesses to transfer funds in a rapid and secure manner and permit the financial institutions which implement such transfers to do so accurately, rapidly and cost-effectively. Electronic payments and funds transfers are made through: (1) a financial institution at which the transferring party has an account; (2) a financial institution at which the receiving party has an account; and (3) a clearing bank at which the financial institutions of both parties have their own accounts. Linking all these parties is a network comprised of financial institutions, which serve as intermediaries, receiving payment instructions and transmitting them to the next appropriate institution along the payment route. In the United States, the primary funds transfer network is the FedWire, which connects more than 9,000 financial institutions. Internationally, the primary funds transfer network is SWIFT, which connects approximately 6,800 financial institutions and related enterprises in more than 189 countries.

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

PRODUCTS AND SERVICES

     Fundtech's products and related services are designed to integrate all elements of the electronic payments cycle, including, electronic funds transfer and cash and treasury management. Fundtech believes that its products are among the most technologically advanced and cost-effective solutions in the electronic payments and banking industry. Fundtech's products facilitate all aspects of the electronic payments and banking cycle including payment initiation, electronic balance reporting, account reconciliation, real-time account balance verification, and other sophisticated auditing and reporting functionality. Fundtech's products offer exceptional graphical user interfaces, enabling its customers to easily receive accurate and focused information concerning the status of electronic payment transactions and other cash management data.



PRODUCT NAME                       DESCRIPTION
- ------------                       -----------
ELECTRONIC FUNDS TRANSFERS SOLUTIONS

PAYplus USA(TM)                    PAYplus USA is the evolution of two
                                   previous products: FEDplu$ and PAY$tar.
                                   It supports payment processing, risk
                                   management and regulatory compliance for
                                   U.S. financial institutions that utilize
                                   the Federal Reserve Bank's FedWire
                                   system for high value payments. It also
                                   offers the same functionalities for
                                   international multi-currency payments of
                                   international banks  operating in the
                                   U.S.

PAYplus RTGS(TM)                   Supports payment processing, risk management
                                   and regulatory compliance for international
                                   banks that utilize real-time gross settlement
                                   payments systems in countries other than the
                                   US.

PAYplus CLS(TM)                    A comprehensive CLS Settlement Member and
                                   Third Party Solution designed to manage
                                   foreign exchange risk and facilitate
                                   electronic payment processing for the world's
                                   largest banks when dealing with CLS
                                   (Continuous Linked Settlement) Bank.

Global PAYplus(TM)                 A solution for managing the global
                                   payments activities for large banks and
                                   financial institutions, which conduct
                                   business in a large number of countries.
                                   Global PAYplus will support payment
                                   processing, risk management and
                                   regulatory compliance.

WireUP(TM)                         Supplies contingency recovery products
                                   and services for Fundtech's clients.

Interbank Gateway Services         A service bureau solution providing
                                   technology infrastructure for banks'
                                   e-payments and e-commerce activities.



PAYplus Connect                    An Application Service Provider (ASP)
                                   solution for PAYplus users who do not wish to
                                   host the product on their own equipment and
                                   would rather outsource it.

RECON$tar(TM)                      An automated reconciliation system for
                                   payments and other electronic transactions.

Global CASHstar(TM)                A multi-currency treasury management payment
                                   system for large financial institutions and
                                   large business enterprises.

NOSTROplus(TM)                     A position management and analysis solution
                                   for the management of correspondent bank
                                   accounts.

CASH MANAGEMENT SOLUTIONS

ACCESS Banking Products

ACCESS Banking(TM)                 ACCESS Banking allows financial institutions
                                   to deliver a comprehensive set of cash
                                   management services to their corporate
                                   clients through a full range of delivery
                                   channels, including the Internet.

WebACCESS(TM)                      A browser-based delivery channel for ACCESS
                                   that delivers cash management functionality
                                   to the corporate end user via the web.

InfoVue(TM)                        A delivery channel for ACCESS that is
                                   based on the Microsoft Windows standard that
                                   delivers cash management functionality to
                                   the corporate end user's desktop.

ACCESS Connect (ASP)               An ASP solution for ACCESS users who do not
                                   wish to host the product on their own
                                   equipment and would rather outsource it.

ACCESS.pro(TM)                     The next generation Internet-based cash
                                   management system across global accounts in
                                   multiple currencies designed for large
                                   financial institutions.

Fundtech Banker Products

Fundtech  Banker(TM)               A fully integrated, cost effective
                                   corporate cash management system designed
                                   primarily for the community bank market.

Fundtech Banker for the            A Web-based cash management system that
Internet(TM)                       runs with the Fundtech Banker cash
                                   management system.


ELECTRONIC FUNDS TRANSFER SOLUTIONS

PAYPLUS USA

     PAYplus USA(TM) is Fundtech's US payments product offering. It is a funds transfer solution used to connect a financial institution's funds transfer room to the Federal Reserve's FedWire system. PAYplus USA replaces two older Fundtech products, FedPlus and PAY$tar. Its target market includes all banks in the US that do not need a global payment solution, including US-based banks, thrifts, S&L's and international agency banks operating in the US. As an enhancement to the products it is upgrading (Fedplus and PAY$tar).

     PAYplus USA provides financial institutions with complete funds transfer capacity at substantially lower cost than other technologies. At the same time, it both reduces payments risk (through real-time updates of account balances by means of an on-line interface with the host computer) and improves customer service (through its comprehensive database containing relevant information about a transfer - from its creation to accounting and memo posting).

PAYPLUS RTGS

     Fundtech's PAYplus RTGS(TM) solution is a client/server electronic funds transfer software product that is used by financial institutions to process payment transactions and to settle with central bank real-time gross settlement and net settlement systems. PAYplus RTGS functionality includes: (1) management of a financial institution's cash reserves at a central bank; (2) forecasting of end-of-day funds availability; (3) reconciliation of transactions performed by customers of the financial institution directly with the central bank; and (4) management of non-payment, fraud, foreign exchange and credit risks. PAYplus RTGS offers multi-platform capabilities including Windows NT and UNIX operating system platforms, along with web based infrastructure to support true browser based operation.

PAYPLUS CLS

     PAYplus CLS(TM) is an integrated solution that assists large foreign exchange trading banks address the requirements of the Continuous Linked Settlement bank (CLS). PAYplus CLS provides Payments, Treasury, Reconciliation, Interface and Systems Management controls to insure that the bank meets necessary requirements and will also provide full control and functionality for its foreign exchange (FX) trading relationships.

GLOBAL PAYPLUS

     Fundtech's Global PAYplus(TM) provides institutions with a real-time global view of their payments activity. This multi-tiered system addresses the needs of both local and global payment processes. At the local level, Global PAYplus employs a client/server funds transfer payment system that supports the local payment processing, risk management and regulatory compliance for the local clearing systems. At the global level, Global PAYplus aggregates worldwide payment activity. Global PAYplus is a multi-platform system supporting both UNIX and NT that employs open technology standards. The system features end-to-end security and multi-currency capabilities.

WIREUP - CONTINGENCY PROCESSING CENTERS

     Fundtech's WireUp(TM) - Contingency Processing Centers were developed to respond to the need expressed by many of Fundtech's customers for a contingency back-up system for wire transfer operations (in accordance with government regulations), and to realize Fundtech's objective of entering a niche market within the client base of Fundtech and its partners. Fundtech's WireUp offering supports all of Fundtech's US-based product groups and has centers in Jersey City, New Jersey; San Leandro, California and Norcross, Georgia.

INTERBANK GATEWAY SERVICES

     Fundtech's Interbank Gateway Services is a set of electronic payments and securities application services provided by its service bureau in Switzerland. The Interbank Gateway Services provides a secure and reliable technology infrastructure, which enables financial institutions to initiate, process and support electronic payment transactions across a wide range of settlement systems. The service bureau's customers are currently predominantly Swiss banks, but Fundtech intends to expand this offering into other areas of the world. In addition, Fundtech intends to continue expanding the application services offered by the service bureau in an effort to continue offering its bank customers the most complete set of electronic payment and e-commerce solutions available in the market.

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

RECON$TAR

          Fundtech's RECON$tar(TM) solution is a client/server system based on Windows NT that enables financial institutions to automatically reconcile various types of transactions, such as incoming/outgoing wire transfer transactions. Flexibility was incorporated into the product to cover a wide range of reconciliation requirements and to permit tailoring of the product to meet specific processing, accounting and reporting needs.

Global CASHstar

          Global CASHstar(TM), is a treasury management system for large financial institutions and industrial companies. Global CASHstar facilitates the transfer of cash to and from an institution's branches worldwide through intelligent global workflows. This system functionality includes cash movement control, auditability, accounting, reconciliation for the related activities; report on funds availability, cash balance management and risk management.

NOSTROplus

          NOSTROplus(TM) is designed to facilitate the management of correspondent account relationships worldwide by enabling banks to meet target balances at the account and currency level while minimizing the costs of account ownership.

          NOSTROplus is a client/server software application that combines account balance management, automated funding, and account/transaction matching features. NOSTROplus supports processing for major currencies and includes special features for the management of Euro accounts and sweep relationships.

CASH MANAGEMENT SOLUTIONS

ACCESS BANKING

     Fundtech's Access Banking(TM) solution is a client/server product that enables banks and other financial institutions to provide cash management services to their corporate clients. ACCESS banking is targeted at the mid to large size financial institutions. Through ACCESS Banking, clients can obtain balance history and intra-day reporting, manage check transactions, originate ACH transactions and initiate wire transfer payments. ACCESS Banking consists of a server located in the back-office of a bank and a remote access module located at the premises of the bank's corporate client. Clients can interact with the bank's Access Banking server remotely via the web, touch-tone telephone with voice response, teletype terminal emulation, or facsimile transmission.

WEBACCESS

     webACCESS(TM) is a browser-based cash management interface to the ACCESS Banking server at the bank. Financial institutions can use webACCESS to provide low-cost, branded banking services to their corporate clients via Internet, intranet or extranet.

ACCESS.PRO

     Fundtech's ACCESS.pro(TM) product, which is its newest Internet-based product, enables corporations to perform sophisticated cash management functions across accounts at multiple branches, in multiple currencies, and in multiple countries and regulatory environments. ACCESS.pro is designed to reduce the cost of delivering remote banking services through universal access and simplified maintenance and distribution of remote software.

FUNDTECH BANKER

     Fundtech Banker(TM) is a suite of cash-management products for the delivery of comprehensive electronic banking to the commercial and corporate markets. The Fundtech Banker suite provides the bank's commercial customers with timely notification of fraudulent or miss-posted transactions, expedited funds transfer services, reduced reconcilement costs, and more timely information flow and data delivery.

     Fundtech Banker allows small and mid-tier banks to offer corporate and commercial business customers products and services that previously were only available to large corporations.

FUNDTECH BANKER FOR THE INTERNET

     Fundtech Banker for the Internet(TM) is a Web-based product that addresses the unique electronic banking service needs of the small business and middle market. Fundtech Banker for the Internet is run with Fundtech Banker, Fundtech's PC-based cash management suite of products.

CUSTOMERS AND MARKETS

     Fundtech's scaleable products are sold to a wide array of financial institutions and large business enterprises.

The markets for Fundtech's products consist of the following end-users:

     U.S. Banks - This group of customers may be divided into three tiers. The top tier consists of approximately 100 banks each with more than $10 billion of assets. The second tier consists of approximately 3,500 banks each with over $100 million in assets. The third tier consists of approximately 5,500 small banks each with less than $100 million of assets.

     Agency Banks and Branches of Foreign Banks Located in the United States - These banks are located mainly in financial centers such as New York City, San Francisco, Los Angeles and Dallas.

     Banks Located Outside of the U.S. in countries that have moved or will move into processing payments on a real time gross settlement basis.

     Large Business Enterprises - These enterprises consist of: (1) financial institutions which provide regular treasury management services to large corporations; (2) large non-bank financial institutions, primarily brokerage houses, bond dealers, and insurance firms, which need to conduct their own internal treasury management and risk management activities; and (3) Fortune 500 companies with significant multinational operations which require a real-time view of their cash position.

     During the year 2000, Fundtech pursued a strategy of penetrating the top tier of global banks with its PAYplus CLS product offering. The major foreign exchange trading banks worldwide, as well as central banks and regulators are supporting the creation of the Continuous Linked Settlement (CLS) Services Program, a global system for providing FX settlement services. The CLS system is intended to handle FX trades with a daily value of approximately three trillion US dollars. Fundtech has been successful in obtaining the majority of the CLS contracts awarded to date from banks including Australia and New Zealand Banking Group Ltd, Bank of America, Bank of New York, Citibank, Commerzbank, Deutsche Bank, Dresdner Bank, and National Australia Bank. Fundtech believes that this significant step forward will help it leverage its technology and offer those banks additional products in the future such as the Citibank Global Payplus agreement.

SALES AND MARKETING

     Fundtech sells its products through its direct sales force and through distributors including EDS Japan, Fiserv, and Compaq. Because the sale of electronic payments and banking products is highly technical, the sales cycle varies by product and customer. Typically, larger banks have longer sales cycles.

     Fundtech's distributors have served as an integral part of Fundtech's marketing and service network worldwide. They have contributed to Fundtech's growth through cross-selling Fundtech products to their current client/product bases and extensive marketing and promotion of Fundtech's name and products. Distributors include Compaq, EDS Japan, Fiserv, and Diamis. Recently, Fundtech entered into co-marketing arrangements with Sun Microsystems and Stratus Computers.

     In addition to Fundtech's direct sales force, Fundtech had focused a significant amount of its sales and marketing resources on its distributors, communicating with them regularly and providing them with ongoing support. In addition, Fundtech, in conjunction with its distributors, participates in exhibitions of its products worldwide, places advertisements in local publications, encourages exposure in the form of articles and editorials in communications journals and other periodicals and prepares direct mailings of flyers and advertisements focusing on Fundtech's products. Fundtech also markets certain of its products directly through its World Wide Web home page.

The material strategic alliances formed by Fundtech to date include:

COMPAQ

     Compaq has funded the initial development and integration of the Non-Stop Payments Factory (NPF) Consortium's software products. Compaq's sales and marketing program for NPF uses worldwide sales and systems integration resources to promote the integrated offering.

SWIFT

     Fundtech has maintained a strategic relationship with S.W.I.F.T., a global information network that links approximately 6,800 banks, securities firms and stock exchanges in more than 189 countries. Member financial institutions exchange payment instructions and funds and securities transfer details using standard message formats. Fundtech's payment products have been certified S.W.I.F.T. Ready Gold.

SOFTWARE DEVELOPMENT

     Fundtech believes that its software development team provides a significant competitive advantage. The team is comprised of developers with experience in visual programming design and object-oriented software development of mission-critical applications. Fundtech believes this assembly of diverse technical expertise contributes to the highly integrated functionality of its products. Fundtech's ability to attract and retain highly qualified employees will be one of the principal determinants of its success in maintaining technological leadership. The total software development staff consisted of 213 full-time employees on December 31, 2000. All of Fundtech's products have been developed internally by its product development staff. Some of these products embed or are bundled with standardized software products developed by other companies. Fundtech believes significant investments in product development are required to remain competitive.

     To ensure that its products are developed successfully, within their budgets and according to schedule, Fundtech sends its products through four distinct design and testing stages: (1) specifications are developed through consultation with prospective users to ensure that the product matches the user's requirements; (2) an internal quality assurance team verifies the integrity of the product at each stage of development prior to beta testing; (3) beta testing data is used to evaluate the functionality of the products and their ability to perform under realistic conditions; and (4) a controlled group of users is polled regularly to identify any modifications that may be necessary. In addition, Fundtech works closely with current and potential end-users, Fundtech's strategic partners and leaders in certain industry segments to identify market needs and define appropriate product specifications. Fundtech's employees also participate in numerous user focus groups to review product design. Fundtech has software development sites in Israel, Switzerland, New Jersey, Massachusetts, Georgia and Texas. Fundtech believes that separating development by geographic region both allows for development to be close to the targeted market and increases Fundtech's opportunity to attract development talent.

CUSTOMER SUPPORT AND MAINTENANCE

     Fundtech believes that effective customer support and maintenance in the software industry requires rapid, efficient and comprehensive installation of the product. Upon installation, Fundtech strives to provide superior customer support by solving problems quickly and providing customers with consistent, accurate and understandable technical information. Fundtech employs test scripts and bank production data to test its solutions and its products are shipped with back-up procedures installed. Fundtech recognizes that, in the event problems do arise, timely solutions are essential for its mission-critical solutions. Fundtech's policy is to emphasize responsiveness to customer inquiries and to offer telephonic support twenty-four hours a day. Customer inquiries range from production problems to user questions and hardware issues. In addition, Fundtech utilizes Remote Access Services (RAS-Windows NT service) to enhance remote customer support. Certain of Fundtech's distributors also provide sales, service and technical support functions for Fundtech's products to end-users in the distributors' respective territories.

COMPETITION

     Fundtech believes that the principal competitive factors in the industry in which it operates are product performance, open industry standard architecture scalability, technical features, compatibility with multiple existing operating systems, reliability, security, relational database powers, price, customer service and support, and ease of use. Fundtech believes that its products and related services are competitive with respect to these factors. However, there can be no assurance that Fundtech will be able to differentiate its products from the products of its competitors or to develop or introduce successfully new products that are less costly than or are superior to those of its competitors. In addition, existing and new competitors of Fundtech may have established relationships with Fundtech's existing and potential customers, which could have a material adverse effect on Fundtech's ability to compete.

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

GOVERNMENT REGULATION

     Fundtech's current and prospective customers, which include financial institutions such as state and federally chartered banks and savings and loan associations as well as customers in other industries that Fundtech may target in the future, operate in markets that are subject to extensive and complex regulation. While Fundtech is not itself directly subject to such regulation, except in the Swiss service bureau, Fundtech's products and services must be designed to work within the extensive and evolving regulatory constraints under which its customers operate. The failure of Fundtech's products and services to support customers' compliance with current regulations and to address changes in customers' respective regulatory environments, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on Fundtech's business, results of operations and financial condition.

EMPLOYEES

     As of December 31, 2000, Fundtech had 438 employees that include 78 employees in Israel, 46 employees in Switzerland, 20 employees in the United Kingdom, 6 in Australia, 1 in Singapore and 287 employees in the United States. Of the 287 employees in the United States, 138 were employed in software development, 87 in operations, 25 in sales and marketing and 37 in administration. Of the 78 employees in Israel, 55 were employed in software development, 10 in operations, 5 in sales and marketing and 8 in administration. Of the 46 employees in Switzerland, 20 were employed in software development, 13 in operations, 3 in sales and marketing and 10 in administration. Of the 20 employees in the United Kingdom, 12 were employed in operations, 6 were in sales and marketing and 2 were in administration. Of the 6 employees in Australia, 5 are in operations and 1 is in sales and marketing. The employee in Singapore is in sales and marketing. Fundtech considers its relations with its employees to be good and has never experienced a labor dispute, strike or work stoppage. Fundtech's employees are not represented by a labor union.

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

     A general practice followed by Fundtech, although not legally required, is the contribution of funds on behalf of most of its full-time employees in Israel to an individual insurance policy known as "Managers' Insurance." This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee; it provides for payments to the employee upon retirement or death and secures the severance pay, if any, to which the employee is legally entitled upon termination of employment. The remaining part of this obligation is presented on the balance sheet of Fundtech as provision for severance pay. See Note 2(m) to the Consolidated Financial Statements.

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

ITEM 2.  PROPERTIES

     Fundtech does not own any real property. As of December 31, 2000, Fundtech leased an aggregate of approximately 13,000, 17,000, 15,000, 15,000, 6,700 and 26,000 square feet of office space in Ramat Gan, Israel, Burlington, Massachusetts, Jersey City, New Jersey, Carrollton, Texas, San Leandro, California and Norcross, Georgia, respectively and 9,500 and 1,800 square feet of office space in Switzerland and the U.K. The aggregate annual lease payments for Fundtech's facilities were approximately $1,778,000.

ITEM 3.  LEGAL PROCEEDINGS

     On or about October 22, 1999, a complaint was filed in the United States District Court for the District of New Jersey. Plaintiff purports to represent a class consisting of persons and entities who purchased or acquired ordinary shares of Fundtech Ltd. on October 6, 1999. Plaintiff alleges that Fundtech violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making statements at an analysts conference before the opening of the market on October 6, 1999 that did not reveal that later that day Fundtech would announce an earnings shortfall. Plaintiff seeks compensatory damages and/or rescission, the costs of the action, including attorneys' fees, accountants' fees and expert fees, and such other further relief as the court may deem just and proper. In January 2000, Plaintiff advised Fundtech that an amended complaint will be filed. At this point, the management is of the opinion that the likely outcome of this litigation cannot be assessed. Fundtech's time to answer or move to dismiss the complaint has been extended until 45 days after the amended complaint is filed. Fundtech is not a party to any other litigation, either in Israel or abroad, and is not aware of any other pending or threatened litigation that may have a material adverse effect on Fundtech or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 30, 2000, Fundtech held an annual meeting of shareholders, at which: (i) Reuven Ben-Menachem was approved to continue service as Chairman of the Board and Chief Executive Officer for the next three years,with 10,871,856 votes cast in favor of the resolution, 51,950 votes cast against, 2,050 abstentions and no broker non-votes; (ii) the increase of 27,000 ordinary shares reserved under the Directors' Option Plan was ratified and approved, with 4,702,543 votes cast in favor of the resolution, 42,604 votes cast against, 2,300 abstentions and 6,178,409 broker non-votes; (iii) the compensation for the directors was approved, with 4,708,408 votes cast in favor of the resolution, 33,309 votes cast against, 5,730 abstentions and 6,178,409 broker non-votes;
(iv) the compensation and option awards of Reuven Ben-Menachem were ratified and approved, with 4,654,508 votes cast in favor of the resolution, 86,209 votes cast against, 6,730 abstentions and 6,178,409 broker non-votes; (v) the increase of 475,000 ordinary shares reserved under the 1997 Israel Plan to a total of 750,000 ordinary shares and the increase of 448,000 ordinary shares reserved under the

1999 Option Plan to a total of 948,000 ordinary shares were ratified and approved, with 4,695,863 votes cast in favor of the resolution, 44,754 votes cast against, 6,830 abstentions and 6,178,409 broker non-votes; and (vi) the appointment of Kost, Forer and Gabbay, a member of Ernst & Young International, independent certified public accountants, as auditors for Fundtech for fiscal year 2000 and the authorization of the Board of Directors to set the remuneration for such auditors was ratified, with 10,918,676 votes cast in favor of the resolution, 1,350 votes cast against, 5,830 abstentions and no broker non-votes.

     In addition, at such meeting the following individuals were elected as directors of the company: (i) Reuven Ben-Menachem, with 10,924,256 votes cast in favor and 1,600 against; (ii) George M. Lieberman, with 10,924,256 votes cast in favor and 1,600 against; (iii) Jay B. Morrison, with 10,924,256 votes cast in favor and 1,600 against; (iv) Achi Racov, with 10,924,256 votes cast in favor and 1,600 against; (v) Rina Shainski, with 10,924,256 votes cast in favor and 1,600 against; (vi) Rimon Ben-Shaoul, with 10,924,256 votes cast in favor and 1,600 against; and (vii) Gil Weiser, with 10,924,256 votes cast in favor and 1,600 against. Jay B. Morrison and George M. Lieberman received the necessary super majority and were elected as external directors to serve a term of three years in accordance with Companies Law.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF ORDINARY SHARES

     The ordinary shares were quoted on the Nasdaq National Market under the symbol "FNDTF" until July 28, 1999 on which date the symbol was changed to "FNDT". The following table sets forth, for the periods indicated, the high and low closing sales prices for the ordinary shares:


                                                   HIGH      LOW
                                                  ------    ------
1998
  First Quarter (commencing March 13, 1998)...    18 5/8    16 3/4
  Second Quarter..............................    24 5/8    15 3/4
  Third Quarter...............................    19 1/8    10 9/6
  Fourth Quarter..............................    20 11/16   8 3/4

1999
  First Quarter...............................    31        19
  Second Quarter..............................    44 1/4    25 1/4
  Third Quarter...............................    31 3/8    21 3/8
  Fourth Quarter..............................    21 1/2    10 9/16

2000
  First Quarter ..............................    41 5/8   22 1/4
  Second Quarter..............................    28 1/8   18 3/16
  Third Quarter...............................    26 7/8   19 1/4
  Fourth Quarter..............................    24 1/4   14 5/16

2001
  First Quarter  (through March 23, 2001).....    18 1/8   5 13/16



     On March 23, 2001, the last closing sale price of the ordinary shares, as reported by the Nasdaq National Market, was $6.25 per share. As of March 13, 2001, Fundtech had 57 shareholders of record. Fundtech believes that the number of beneficial owners of the ordinary shares is in excess of 400.

                                 DIVIDEND POLICY

     Fundtech intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends in the foreseeable future. If cash dividends are declared by Fundtech, the cash dividends could be taxable to the recipients of the dividends. Because Fundtech has received benefits under the Law for the Encouragement of Capital Investments, 1959, as amended (the "Investment Law"), payment of cash dividends during the exemption period granted under the Investment Law will subject that portion of Fundtech's income derived from the Approved Enterprise status granted to it under the Investment Law to Israeli taxes to which the income would not otherwise be subject. Fundtech intends to reinvest the amount of the tax-exempt income derived from its "Approved Enterprises" status permanently and not to distribute such income as dividends.

     Under the Israeli Companies Law of 1999 (the "Companies Law"), dividends may be paid by an Israeli company only out of its profits, as defined in such law. Under the Companies Law, a company's Board of Directors has the general authority to distribute dividends to the shareholders out of profits referred to above, and a company may determine in its Articles of Association that dividends may be approved: (i) by the general meeting, following a recommendation of the Board of Directors (the shareholders may reduce, but not increase, the dividends recommended by the Board of Directors), (ii) by the Board of Directors, after the shareholders have approved the maximum amount of dividends which may be distributed, and (iii) in any other manner detailed in a company's Articles of Association, provided that the company's board shall determine that such distribution complies with the provisions of the Companies Law. In the event Fundtech is permitted by and decides to pay dividends, it is anticipated that any dividends paid to non-residents of Israel would be paid in NIS.

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

     Each of the securities listed above was (i) sold pursuant to exemptions from registration under Section 4(2) of the Securities Act and/or (ii) sold to persons who were neither nationals nor residents of the United States and no facilities or instrumentalities of United States interstate commerce were used in connection with any offer or sale thereof. No underwriter or underwriting discount or commission was involved in any of such sales.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected consolidated statement of operations data for each of the three years ended December 31, 1998, 1999 and 2000, and the selected consolidated balance sheet data as of December 31, 1999 and 2000 are derived from Fundtech's Consolidated Financial Statements set forth elsewhere herein which have been prepared in accordance with U.S. generally accepted accounting principles. The selected consolidated statement of operations for each of the two years ended December 31, 1996 and 1997 and the selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from audited consolidated financial statements of Fundtech not included herein. All of the financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.


                                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                          1996       1997        1998       1999        2000
                                                       ---------- ----------  ---------- ----------  ---------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees.......................          $  2,403    $4,997     $ 14,007  $  17,667   $  28,492
  Maintenance and services fees...............               498     2,313        7,116     12,531      17,351
  Hardware sales..............................               667       709        2,009      1,493       1,437
                                                        --------    ------     --------  ---------   ---------
     Total revenues...........................             3,568     8,019       23,132     31,691      47,280
                                                        --------    ------     --------  ---------   ---------
Cost of revenues:
  Software license costs......................               163       334          238        559         252
  Maintenance and services costs..............               316     1,086        4,549      8,051      12,292
  Hardware costs..............................               596       646        1,631      1,132       1,131
                                                        --------    ------     --------  ---------   ---------
     Total cost of revenues...................             1,075     2,066        6,418      9,742      13,675
                                                        --------    ------     --------  ---------   ---------
Gross profit..................................             2,493     5,953       16,714     21,949      33,605
                                                        --------    ------     --------  ---------   ---------
Operating expenses:
  Software development, net...................             1,595     2,468        6,636     12,880      17,747
  Selling and marketing, net..................             1,424     1,750        2,970      6,464       9,637
  General and administrative..................               963     1,289        2,471      5,270       9,386
  In-process research and development
     write-off................................               --         --       16,600      2,802          --
                                                        --------   -------     --------   --------   ---------
     Total operating expenses.................             3,982     5,507       28,677     27,416      36,770
                                                        --------    ------     --------  ---------   ---------
Operating income (loss).......................            (1,489)      446      (11,963)    (5,467)     (3,165)
Financial income, net.........................                28       190          571      3,756       5,542
                                                        --------    ------     --------  ---------   ---------
Net income (loss).............................          $ (1,461)   $  636     $(11,392) $  (1,711)  $   2,377
                                                        ========    ======     ========  =========   =========
Basic earnings (loss) per share...............          $  (0.50)   $ 0.22     $  (1.12) $   (0.13)  $    0.17
                                                        ========    ======     ========  =========   =========
Diluted earnings (loss) per share.............          $  (0.50)   $ 0.08     $  (1.12) $   (0.13)  $    0.16
                                                        ========    ======     ========  =========   =========
Shares used in computing:
  Basic earnings (loss) per share.............             2,925     2,837       10,151     12,855      14,096
                                                        ========    ======     ========  =========   =========
  Diluted earnings (loss) per share...........             2,925     7,935       10,151     12,855      14,777
                                                        ========    ======     ========  =========   =========
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, short-term bank
  deposits and short term investments.........           $ 1,314    $4,267     $ 13,019  $  82,516   $  63,315
Working capital...............................           $   779    $6,645     $ 18,140  $  90,016   $  83,840
Total assets..................................           $ 3,847    $9,658     $ 32,717  $ 125,142   $ 126,872

Short-term bank credits, including current....
  maturities of long-term debt................           $   962    $  255           --         --          --
Long-term debt................................           $   271    $  261           --         --          --
Shareholders' equity..........................           $ 1,475    $7,404     $ 25,048  $ 118,594   $ 119,714

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Fundtech was incorporated in 1993. Fundtech is a leading provider of software which enables businesses and their banks to process payments, transfer funds and manage cash positions electronically. Fundtech's client/server web enabled software products automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently and in real-time. It acquired its Access Banking product in April 1998, its BBP product in June 1999 and its Banker product in September 1999. To date, Fundtech has derived substantially all of its revenues from licenses of its Access Banking, Access-Pro, FEDplu$, PAY$tar, PAYplus RTGS, PAYplus CLS, Global CASHstar, and WireUp and service bureau products and solutions, and related services and third-party hardware sales.

     The Company and its subsidiaries generate revenues from licensing the rights to use its software products directly to end-users and indirectly through sub-license fees from resellers. The Company and its subsidiaries also generate revenues from sales of professional services, including consulting, implementation, training and maintenance.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended in June 2000, which summarizes the staffs views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have a significant effect on the consolidated results of operations or financial position.

     Revenues from software license agreements are recognized when all criteria outlined in Statement Of Position (SOP) 97-2 "Software Revenue Recognition" (as amended) are met. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

     Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement, in accordance with the "residual method" prescribed by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions". The Company's VSOE used to allocate the sales price to services and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method any discount in the arrangement is allocated to the delivered element.

     SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company overcomes the presumption that the software license fees are not fixed or determinable. Thus, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that for certain software arrangements with extended payment terms, the "fixed or determinable" presumption has been overcome and software license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria. The present value of such software license fees recognized in fiscal years 1998, 1999 and 2000 totaled approximately $430,000, $1,700,000 and $5,000,000 respectively.

     When contracts contain hosting services arrangements, the Company applies EITF 00-03 "Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored On Another Entity's Hardware".

     Revenues from software licenses that require significant customization, integration and installation are recognized based on SOP 81-1 "Accounting for Performance of Construction - Type and Certain Production -

Type Contracts", using contract accounting on a percentage of completion method, based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract.

     Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2000 no such estimated losses were identified.

     Revenue on arrangements with customers who are not the ultimate users (such as resellers) is not recognized until the product has been delivered to the end user.

     Revenues from maintenance and services are recognized over the life of the maintenance agreement or at the time that services are rendered.

     Revenues from hardware sales are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

     Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenues.

     Fundtech has received approximately $1.1 million in product development grants from the Government of Israel through the Office of the Chief Scientist ("OCS"). These grants are credited against software development expenses in the periods in which they are earned and received. Fundtech is obligated to repay these product development grants through the payment of royalties ranging from 3% to 5% (depending on the length of time to repayment) of revenues generated from the products until such time as the grants are repaid in full (and in some instances until 150% of the grant has been repaid). Fundtech is not obligated to repay the grants if Fundtech does not generate sufficient revenues to do so. The royalty payments are included in cost of sales in the periods in which they are accrued. In addition, Fundtech has received approximately $0.6 million in marketing grants from the Government of Israel's Fund for the Encouragement of Marketing Activities. Fundtech is obligated to repay approximately $0.3 million of the marketing grants through payment of royalties equal to 3% of Fundtech's total increase in export sales until such date as the grants have been fully repaid.

     Software development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, net of participation of the Office of the Chief Scientist.

     SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company and its subsidiaries product development process, technological feasibility is established upon completion of a detailed program design.

     Costs incurred by the Company between completion of the detailed program design and the point at which the product is ready for general release have been capitalized.

     Capitalized software costs are amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (three to five years).

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

      The financial statements of a foreign subsidiary whose functional currency is not the U.S. dollar, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity.

     Israeli companies, such as Fundtech, are generally subject to income tax at the corporate rate of 36%. However, Fundtech is eligible for certain tax benefits which should result in its income being taxed at a significantly lower rate for some time after it begins to report taxable income and exhausts its net operating loss carry-forwards. See "-- Effective Corporate Tax Rate."

     The following table presents Fundtech's consolidated revenues according to the geographical regions to which such revenues are attributable:


                                                 1998                    1999                   2000
                                       ----------------------  ---------------------- -----------------------
                                        TOTAL                   TOTAL                  TOTAL
                                       REVENUES   PERCENTAGE   REVENUES   PERCENTAGE  REVENUES    PERCENTAGE
                                       ---------  ----------   ---------  ----------  ---------   -----------
Israel............................       $   693        3.0%     $   495      1.6%      $   574        1.2%
U.S.A.............................        19,190       83.0       23,257     73.4        26,942       57.0
Australia.........................           262        1.1          239      0.7         4,062        8.6
Switzerland.......................            -         -          4,156     13.1         6,313       13.4
Other.............................         2,987       12.9        3,544     11.2         9,389       19.8
                                         -------       ----      -------     ----       -------       ----
                                         $23,132       100%      $31,691     100%       $47,280       100%
                                         =======       ===       =======     ===        =======       ===

ACQUISITION OF BUSINESSES FROM CHECKFREE, BBP, AND CERTAIN ASSETS FROM STERLING

     In April 1998, Fundtech acquired from CheckFree two businesses engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products. Fundtech paid $18,824,000 in cash (including acquisition expenses) for the acquired CheckFree businesses. The transaction was accounted for as a purchase and resulted in the initial recording of approximately $3 million of goodwill which is being amortized over a period of 10 years and a one time write-off of Research and Development in process in the amount of $16.6 million.

     In June 1999, Fundtech entered into a Share Purchase Agreement, with Biveroni Batchelet Partners AG, a Swiss corporation ("BBP"), and its shareholders, pursuant to which Fundtech purchased all of the outstanding shares of BBP for an aggregate purchase price of approximately $13.9 million, of which 75% was paid in cash and 25% in stock (105,315 Ordinary Shares). The transaction was accounted for as a purchase and resulted in the initial recording of approximately $11.1 million of goodwill and other intangibles which is being amortized over an average period of 8.5 years and a one time write-off of Research and Development in process in the amount of $2.8 million.

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

     Certain preacquisition contingency reserves were established as of the acquisition dates that are subject to adjustment during the "allocation period" in accordance with SFAS 38 "Accounting for Preacquisition Contingencies". The fair value of the net assets acquired from BBP and Sterling has been adjusted to reflect the resolution of these contingencies established relating to certain litigation and liabilities associated with acquired contractual commitments.

     The purchase price reallocation resulted in a total reduction to the fair value of the Sterling and BBP acquisitions of approximately $1,573,000 and $214,000 respectively as well as a corresponding increase to goodwill.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by each of the items in Fundtech's statement of operations:


                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                                1996       1997       1998       1999      2000
                                             ---------  ---------  ---------  --------- ---------
Revenues:
  Software license fees...................      67.3%       62.3%     60.6%      55.6%     60.3%
  Maintenance and service fees............      14.0        28.8      30.8       39.7      36.7
  Hardware sales..........................      18.7         8.9       8.6        4.7       3.0
                                               -----      ------     -----      -----     -----
     Total revenues.......................     100.0       100.0     100.0      100.0     100.0
                                               -----      ------     -----      -----     -----
Cost of revenues:
  Software license costs..................       4.6         4.2       1.0        1.8       0.5
  Maintenance and service costs...........       8.9        13.5      19.7       25.3      26.0
  Hardware costs..........................      16.7         8.1       7.1        3.6       2.4
                                               -----      ------     -----      -----     -----
     Total cost of revenues...............      30.2        25.8      27.8       30.7      28.9
                                               -----      ------     -----      -----     -----
Gross profit..............................      69.8        74.2      72.2       69.3      71.1
                                               -----      ------     -----      -----     -----
Operating expenses:
  Software development, net...............      44.7        30.8      28.7       40.6      37.5
  Selling and marketing, net..............      39.9        21.8      12.8       20.4      20.4
  General and administrative..............      27.0        16.1      10.7       16.7      19.9
  In-process research and development
  write-off...............................        -          -        71.8        8.8       -
                                               -----      ------     -----      -----     -----

Total operating expenses..................     111.6        68.7     124.0       86.5      77.8
                                               -----      ------     -----      -----     -----
Operating income (loss)...................     (41.8)        5.5     (51.8)     (17.2)     (6.7)
Financial income, net.....................       0.8         2.4       2.5       11.8      11.7
                                               -----      ------     -----      -----     -----
Net income (loss).........................     (41.0)%       7.9%    (49.3)%     (5.4)%     5.0%
                                               =====      ======     =====      =====     =====



YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Software License Fees. Software license fees consist of revenues derived from software license agreements entered into between Fundtech and its customers. Software license fees increased by $10,825,000 to $28,492,000 in the year ended December 31, 2000 from $17,667,000 for the year ended December 31, 1999, an increase of 61%. This increase was attributable to the sale of Fundtech's current product offerings specifically PAYplus RTGS, PAYplus CLS and Access banking, as well as growth in the sales from businesses acquired in 1999 including the Banker internet cash management products and due to revenues generated from the BBP service bureau.

     Maintenance and Services Fees. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the license. Maintenance and services fees increased by $4,820,000 to $17,351,000 in the year ended December 31, 2000 from $12,531,000 in the year ended December 31, 1999, an increase of 38%. The increase was commensurate with the increase in the number of customer licenses and the acquisition of BBP and the Sterling Cash Management Business during 1999.

     Hardware Sales. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $56,000 to $1,437,000 in the year ended December 31, 2000 from $1,493,000 in the year ended December 31, 1999, a decrease of 4%. The decrease in hardware sales was attributable to the number of software licenses sold whereby the customer purchased hardware through the Company.

     Software License Costs. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs decreased by $307,000 to $252,000 in the year ended December 31, 2000 from $559,000 in the year ended December 31, 1999, a decrease of 55%. The gross margin of software license fees increased from 97% in the year ended December 31, 1999 to 99% in the year ended December 31, 2000. The increase in gross margin is attributable to the decrease in royalty bearing software as a percentage of total sales as most of Fundtech's product offerings are not royalty-bearing.

     Maintenance and Services Costs. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $4,241,000 to $12,292,000 in the year ended December 31, 2000 from $8,051,000 in the year ended December 31, 1999, an increase of 53%. The gross margin on maintenance and services fees decreased from 36% in the year ended December 31, 1999 to 29% in the year ended December 31, 2000. The decrease is attributed to a lower gross margin on the PAYplus CLS product and the need to increase the support staff in expectation of expansion in services contracts in the future.

     Hardware Costs. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $1,000 to $1,131,000 in the year ended December 31, 2000 from $1,132,000 in the year ended December 31, 1999, a decrease of 0.1%. The gross margin on hardware decreased from 24% in the year December 31, 1999 to 21% in the year ended December 31, 2000. The decrease on gross margin was primarily due to an increase in lower margin products accounting for a greater percentage of the overall hardware revenue.

     Software Development. Software development expenses are related to the development and testing of new products. Software development expenses increased by $4,867,000 to $17,747,000 in the year ended December 31, 2000, from $12,880,000 in the year ended December 31, 1999, an increase of 38%. The increase in software development costs is principally related to the further development of new product offerings such as PAYplus CLS, PAYplus RTGS, Access.pro, NostroPlus and Global CASHstar and also due to the development resources added as a result of the acquisition of BBP and the Sterling Cash Management Business.

     Selling and Marketing, Net. Selling and marketing expenses increased by $3,173,000 to $9,637,000 in the year ended December 31, 2000 from $6,464,000 in the year ended December 31, 1999, an increase of 49%. Selling and marketing expenses as a percentage of revenues remained constant at 20% in the years ended December 31, 1999 and 2000. The increase in costs is attributed to expenses relating to opening the sales offices in Australia and Singapore and expanding the sales channels in Europe as well as increasing the size of the U.S. sales group.

     General and Administrative. General and administrative expenses increased by $4,116,000 to $9,386,000 in the year ended December 31, 2000 from $5,270,000 in the year ended December 31, 1999, an increase of 78%. The increase is due to the expansion of the business and an increase of $1.2 million relating to amortization of goodwill from the acquisition of BBP and the Sterling Cash Management Business.

     Financial Income, Net. Net financial income increased by $1,786,000 to $5,542,000 in the year ended December 31, 2000 from $3,756,000 in the year ended December 31, 1999 an increase of 48%. The increase of the financial income is due mainly to interest earned on cash received from Fundtech's April 30, 1999 secondary public offering.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Software License Fees. Software license fees consist of revenues derived from software license agreements entered into between Fundtech and its customers. Software license fees increased by $3,660,000 to $17,667,000 in the year ended December 31, 1999 from $14,007,000 for the year ended December 31, 1998, an increase of 26%. This increase was attributable to the sale of Fundtech's current product offerings, as well as growth in the sales from it's acquired businesses including the internet cash management products and to revenues generated from the BBP service bureau.

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

     Hardware Sales. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $516,000 to $1,493,000 in the year ended December 31, 1999 from $2,009,000 in the year ended December 31, 1998, a decrease of 26%. The decrease in hardware sales was attributable to a decrease in the number of software licenses sold whereby the customer also purchased hardware through the Company.

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

     General and Administrative. General and administrative expenses increased by $2,799,000 to $5,270,000 in the year ended December 31, 1999 from $2,471,000 in the year ended December 31, 1998, an increase of 113%. The increase is due to the expansion of the business and an increase of $1.1 million relating to amortization of goodwill from the acquisition of BBP and the Sterling Cash Management Business.

     In-Process R&D Write-Off. In June 1999, Fundtech purchased from BBP's shareholders all of the outstanding shares of BBP for approximately $13.9 million. The BBP acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded, as goodwill, which is amortized on a straight-line basis over 8.5 years. Fundtech recorded, according to FASB interpretation No. 4 (FIN 4), an expense in the amount of $2,802,000 which represents the estimated value of software acquired from BBP for which technological feasibility has not yet been established and for which no alternative future use exists (in-process research and development).

     Financial Income, Net. Net financial income increased by $3,185,000 to $3,756,000 in the year ended December 31, 1999 from $571,000 in the year ended December 31, 1998 an increase of 558%. The increase of the financial income is due mainly to interest earned on cash received from Fundtech's April 30, 1999 secondary public offering.

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

     Financial Income, Net. Net financial income increased by $381,000 to $571,000 in the year ended December 31, 1998 from $190,000 in the year ended December 31, 1997. The increase in the financial income is due mainly to interest earned on cash received from Fundtech's initial public offering in March 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $139.4 million, including net proceeds from its initial Public Offering in the amount of approximately $29.0 million, proceeds from the secondary public offering in the amount of approximately $92.4 million, grants from the Government of Israel and borrowings from banks.

     As of December 31, 2000, Fundtech's working capital was $83.8 million. Cash, cash equivalents and marketable securities were $63.3 million. Fundtech utilized net cash from operations amounting to $9,779,000 for the year ended December 31, 2000 and utilized $995,000 for the year ended December 31, 1999.

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

     Fundtech believes that cash on hand and cash flows from operations will provide adequate financial resources to finance Fundtech's current operations and the planned expansion of its operations for the foreseeable future. However, in the event that Fundtech makes one or more acquisitions for consideration consisting of all or a substantial part of Fundtech's available cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.



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

     For some time until 1997, inflation in Israel exceeded the devaluation of the NIS against the dollar and Fundtech experienced increases in the dollar cost of its operations in Israel. This trend was reversed during 1997 and 1998. In 1997, the rate of inflation was 7.0% and the rate of devaluation was 8.8%. In 1998, the rate of inflation was 8.6% and the rate of devaluation was 17.6%. In 1999, Israel experienced inflation at the rate of 1.3% as well as a devaluation of the dollar against the NIS at the rate of 0.2%. In 2000, the rate of inflation was 0% and the rate of devaluation of the dollar against the NIS was at the rate of 2.7%.

     A devaluation of the NIS in relation to the dollar would have the effect of decreasing the dollar value of any asset of Fundtech that consists of NIS or receivables payable in NIS (unless such receivables are linked to the dollar). Such a devaluation would also have the effect of reducing the dollar amount of any expenses or liabilities of Fundtech which are payable in NIS (unless such expenses or payables are linked to the dollar). Conversely, any increase in the value of the NIS in relation to the dollar would have the effect of increasing the dollar value of any unlinked NIS assets of Fundtech and the dollar amounts of any unlinked NIS liabilities and expenses of Fundtech.

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

EFFECTIVE CORPORATE TAX RATE

     Fundtech's development facility in Israel has been granted "Approved Enterprise" status under Israel's Law for the Encouragement of Capital Investments. Fundtech has derived, and expects to continue to derive, a portion of its income from Approved Enterprise investments. Under the Approved Enterprise program, Fundtech is entitled to reductions in the tax rate normally applicable to Israeli companies with respect to income generated from its Approved Enterprise investments. Fundtech is entitled to a tax exemption for a period of two years commencing in the first year in which such income is earned, subject to certain time restrictions. The first year of tax exemption for Fundtech Ltd. was 1998. At December 31, 2000, Fundtech had net operating loss carry-forwards in the U.S. of approximately $15.5 million and $7.9 million loss carry-forwards in Israel. See also Note 12 to the Consolidated Financial Statements.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Fundtech does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose Fundtech to significant market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data for 1999 and 2000:

     The following are summaries of quarterly financial data for the years ended December 31, 2000 and 1999 as reported by the Company:


                                  Q1 1999   Q2 1999   Q3 1999   Q4 1999   Q1 2000   Q2 2000   Q3 2000   Q4 2000
                                  -------   -------   -------   -------   -------   -------   -------   -------
                                                      (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:

Total Revenues ..................  $7,901    $9,032    $ 7,151   $ 7,607   $10,004   $11,315   $13,864   $12,097
Gross Margin ....................   5,850     6,355      4,720     5,024     6,750     8,277    10,394     8,184
Net Income (loss) ...............   1,794      (459)    (1,443)   (1,603)     (748)    1,111     2,144      (130)
Earnings (loss) per share (Basic)    0.17      (0.0)     (0.10)     (0.1)    (0.05)     0.08      0.15     (0.01)
Earnings (loss) per share
  (Diluted) .....................    0.16      (0.0)     (0.10)     (0.1)    (0.05)     0.08      0.15     (0.01)
Adjusted Net Income (loss) ......   1,872     2,508     (1,026)   (1,006)     (145)    1,714     2,769       501
Adjusted Earnings (loss) per
  share (Diluted) ...............    0.16      0.19      (0.07)    (0.07)    (0.01)     0.12      0.19      0.03

*Adjusted net income (loss) and adjusted earnings (loss) per share exclude the pre-tax effects of in process R&D and amortization of goodwill from a purchased business.

                                  FUNDTECH LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2000


                                 IN U.S. DOLLARS




                                      INDEX


                                                                       PAGE

REPORT OF INDEPENDENT AUDITORS                                         F-2

CONSOLIDATED BALANCE SHEETS                                         F-3 - F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-5

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                          F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-9 - F-29




                              - - - - - - - - - - -

[ERNST & YOUNG LOGO]      - KOST FORER & GABBAY       - Phone: 972-3-6232526
                            3 Aminadav St.              Fax: 972-3-5622555
                            Tel-Avtv 67067, Israel




                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                                  FUNDTECH LTD.

     We have audited the accompanying consolidated balance sheets of Fundtech Ltd. ("the Company") and its subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Fundtech Ltd. and its subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.




Tel-Aviv, Israel                                    KOST, FORER & GABBAY
February 13, 2001                        A Member of Ernst & Young International

                                                                   FUNDTECH LTD.


CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS IN THOUSANDS)


                                                                      DECEMBER 31
                                                                  1999         2000
                                                                --------     --------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $ 41,493     $ 18,116
  Short-term bank deposits                                          --          3,132
  Marketable securities (Note 3)                                  41,023       42,067
  Trade receivables (net of allowance for doubtful accounts
  $ 310 in 1999 and $ 1,315 in 2000) (Note 4)                     11,753       24,375
  Other receivables and prepaid expenses                           1,777        2,623
  Inventories                                                         91           96
                                                                --------     --------
                                                                  96,137       90,409
                                                                --------     --------
LONG-TERM INVESTMENTS:
  Severance pay fund                                                 233          343
  Long - term trade receivables (Note 5)                           1,033        3,673
  Lease deposits                                                    --            476
                                                                --------     --------
                                                                   1,266        4,492
                                                                --------     --------
PROPERTY AND EQUIPMENT, NET (Note 6)                               7,941       11,038
                                                                --------     --------
OTHER ASSETS, NET (Note 7)                                        19,798       20,933
                                                                --------     --------
                                                                $125,142     $126,872
                                                                ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       DECEMBER 31
                                                                                   1999             2000
                                                                                 ---------      ---------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                 $   1,528      $   3,090
  Deferred revenues                                                                    991            537
  Other payables and accrued expenses (Note 8)                                       3,602          2,942
                                                                                 ---------      ---------
                                                                                     6,121          6,569
                                                                                 ---------      ---------
LONG-TERM LIABILITIES:
  Accrued severance pay                                                                278            462
  Other long-term liabilities                                                          149            127
                                                                                 ---------      ---------
                                                                                       427            589
                                                                                 ---------      ---------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

SHAREHOLDERS' EQUITY
Share capital (Note 10):
  Ordinary shares of NIS 0.01 par value:
   Authorized: 19,949,998 shares as of December 31, 1999 and 2000;
   Issued and outstanding: 13,951,582 and 14,184,474 shares as of
     December 31, 1999 and 2000, respectively                                          42             42
  Deferred shares of NIS 0.01 par value: Authorized, issued and outstanding:
   50,002 shares as of December 31, 1999 and 2000                                     --             --
  Additional paid-in capital                                                       137,997        139,420
  Deferred stock compensation                                                         (147)           (32)
  Accumulated other comprehensive loss                                              (1,156)        (3,951)
  Accumulated deficit                                                              (18,142)       (15,765)
                                                                                 ---------      ---------
                                                                                   118,594        119,714
                                                                                 ---------      ---------
                                                                                 $ 125,142      $ 126,872
                                                                                 =========      =========




The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              YEAR ENDED DECEMBER 31,
                                                                         1998          1999             2000
Revenues:

  Software license                                                     $ 14,007       $ 17,667       $ 28,492
  Maintenance and service                                                 7,116         12,531         17,351
  Hardware sales                                                          2,009          1,493          1,437
                                                                       --------       --------       --------
Total revenues                                                           23,132         31,691         47,280
                                                                       --------       --------       --------
Cost of revenues:

  Software license costs                                                    238            559            252
  Maintenance and service costs                                           4,549          8,051         12,292
  Hardware costs                                                          1,631          1,132          1,131
                                                                       --------       --------       --------
Total cost of revenues                                                    6,418          9,742         13,675
                                                                       --------       --------       --------
Gross profit                                                             16,714         21,949         33,605
                                                                       --------       --------       --------
Operating expenses:

  Software development, net                                               6,636         12,880         17,747
  Selling and marketing, net                                              2,970          6,464          9,637
  General and administrative                                          (*) 2,318      (*) 3,995          6,924
  Amortization of acquisition related goodwill and other
   intangible assets                                                  (*)   153      (*) 1,275          2,462
  In-process research and development write-off  (Note 1b)               16,600          2,802           --
                                                                       --------       --------       --------
Total operating expenses                                                 28,677         27,416         36,770
                                                                       --------       --------       --------
Operating loss                                                          (11,963)        (5,467)        (3,165)
Financial income, net (Note 13b)                                            571          3,756          5,542
                                                                       --------       --------       --------
Net income (loss)                                                      $(11,392)      $ (1,711)      $  2,377
                                                                       ========       ========       ========
Basic earnings (loss) per share (Note 11)                              $  (1.12)      $  (0.13)      $   0.17
                                                                       ========       ========       ========
Diluted earnings (loss) per share (Note 11)                            $  (1.12)      $  (0.13)      $   0.16
                                                                       ========       ========       ========

(*)  Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     ADDITIONAL    DEFERRED
                                     PREFERRED SHARES      ORDINARY SHARES       DEFERRED SHARES      PAID-IN       STOCK
                                     SHARES     AMOUNT     SHARES     AMOUNT    SHARES      AMOUNT    CAPITAL    COMPENSATION
Balance as of January 1, 1998       5,202,521     $   10  2,774,997     $   7      50,002    $   -    $ 12,623    $   (197)

Stock split effected as a stock
  dividend (50%)                           -           -          -         8           -        -          (8)          -
Exercise of stock options, net             -           -     42,325   *)    -           -        -         159           -
Exercise of warrants, net                  -           -    184,609         1           -        -         130           -
Conversion of Preferred Shares
  into Ordinary Shares             (5,202,521)       (10) 5,202,521        10           -        -           -           -
Issuance of Ordinary Shares, net           -           -  2,587,500         8           -        -      28,667           -
Deferred stock compensation                -           -          -         -           -        -          93         (93)
Amortization of deferred stock             -           -          -         -           -        -           -          71
  compensation
Net loss                                   -           -          -         -           -        -           -           -
                                    --------    --------  ----------   -------     --------    -----  ----------      -------
Total comprehensive loss
Balance as of December 31, 1998            -           - 10,791,952        34      50,002        -      41,664        (219)
Exercise of stock options, net             -           -    118,546   *)    -           -        -         530           -
Exercise of warrants, net                  -           -     35,763   *)    -           -        -         427           -
Issuance of Ordinary Shares, net           -           -  3,005,321         8           -        -      95,376           -
Amortization of deferred stock
  compensation                             -           -          -         -           -        -           -          72
Comprehensive loss:
Foreign currency translation               -           -          -         -           -        -           -           -
  adjustments
Unrealized losses on available
  for sale securities, net                 -           -          -         -           -        -           -           -
Net loss                                   -           -          -         -           -        -           -           -
                                    --------    --------  ----------   -------     --------    -----  ----------      -------
Total comprehensive loss
Balance as of December 31, 1999            -           - 13,951,582        42      50,002        -     137,997        (147)
Exercise of stock options, net             -                192,892  *)                 -        -         966           -
                                                                            -
Exercise of warrants, net                  -                 40,000  *)                 -        -         520           -
                                                                            -
Amortization of deferred stock
  compensation                             -           -          -         -           -        -           -          52
Forfeiture of stock options                -           -          -         -           -        -         (63)         63
Comprehensive loss:
Foreign currency translation
  adjustments                              -           -          -         -           -        -           -           -
Unrealized losses on available
  for sale securities, net                 -           -          -         -           -        -           -           -
Net income                                 -           -          -         -           -        -           -           -

Total comprehensive loss
                                    --------    --------  ----------   -------     --------    -----  ----------      -------
Balance as of December 31, 2000            -    $      -  14,184,474   $    42       50,002    $   -   $ 139,420      $  (32)
                                    ========    ========  ==========   =======     ========    =====  ==========      =======

                                      ACCUMULATED
                                         OTHER                       TOTAL         TOTAL
                                     COMPREHENSIVE  ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'
                                         LOSS         DEFICIT        LOSS          EQUITY
Balance as of January 1, 1998           $    -       $ (5,039)   $       -      $   7,404

Stock split effected as a stock
dividend (50%)                               -              -            -              -
Exercise of stock options, net               -              -            -            159
Exercise of warrants, net                    -              -            -            131
Conversion of Preferred Shares
  into Ordinary Shares                       -              -            -              -
Issuance of Ordinary Shares, net             -              -            -         28,675
Deferred stock compensation                  -              -            -              -
Amortization of deferred stock               -              -            -             71
  compensation
Net loss                                     -        (11,392)     (11,392)       (11,392)
                                       ---------      ---------  ---------        ---------
Total comprehensive loss                                         $ (11,392)
Balance as of December 31, 1998              -        (16,431)           -         25,048
Exercise of stock options, net               -              -            -            530
Exercise of warrants, net                    -              -            -            427
Issuance of Ordinary Shares, net             -              -            -         95,384
Amortization of deferred stock
  compensation                               -              -            -             72
Comprehensive loss:
Foreign currency translation              (450)             -         (450)          (450)
  adjustments
Unrealized losses on available
for sale securities, net                  (706)             -         (706)          (706)
  Net loss                                   -         (1,711)      (1,711)        (1,711)
                                       ---------      ---------  ---------        ---------
Total comprehensive loss                                        $   (2,867)
                                                                 =========
Balance as of December 31, 1999         (1,156)       (18,142)                    118,594
Exercise of stock options, net               -              -                         966

Exercise of warrants, net                    -              -                         520

Amortization of deferred stock
  compensation                               -              -                          52
Forfeiture of stock options                  -              -                           -
Comprehensive loss:
Foreign currency translation
  adjustments                             (465)             -   $     (465)          (465)
Unrealized losses on available
  for sale securities, net              (2,330)             -       (2,330)        (2,330)
Net income                                   -           2,377       2,377          2,377

Total comprehensive loss
                                       ---------      ---------  ---------        ---------
                                                                $     (418)
                                                                 =========
Balance as of December 31, 2000        $(3,951)       $(15,765)                  $119,714
                                       =========      =========                  =========

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS IN THOUSANDS)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                        1998             1999                2000

Cash flows from operating activities:

  Net income (loss)                                                                  $(11,392)          $ (1,711)          $  2,377
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                         490              3,179              5,187
    In-process research and development write-off                                      16,600              2,802               --
    Amortization of deferred stock compensation                                            71                 72                 52
    Trading marketable securities, net                                                   --                1,176               --
    Decrease (increase) in trade receivables and long-term
      trade receivables                                                                (5,008)               146            (15,272)
    Decrease (increase) in other receivables and prepaid
      expenses                                                                            120               (720)              (856)
    Increase in trade payables                                                            615                 27              1,566
    Increase (decrease) in deferred revenues, other payables
      and accrued expenses                                                                645             (5,970)            (2,905)
    Others                                                                               --                    4                 72
                                                                                      -------            -------            -------
Net cash provided by (used in) operating activities                                     2,180               (995)            (9,779)
                                                                                      -------            -------            -------
Cash flows from investing activities:

  Payments for acquisitions (a)                                                       (18,824)           (17,040)              --
  Investments in available for sale marketable securities                                --              (41,729)            (3,374)
  Proceeds from short-term bank deposits                                                2,694               --                 --
  Investment in short-term bank deposits                                                                                     (3,132)
  Investments in long-term lease deposits                                                --                 --                 (476)
  Purchase of property and equipment                                                   (3,069)            (5,156)            (5,907)
  Proceeds from sale of property and equipment                                             12                  7                 81
  Capitalization of software development costs                                           --                 --               (1,975)
                                                                                      -------            -------            -------
Net cash used in investing activities                                                 (19,187)           (63,918)           (14,783)
                                                                                      =======            =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                       1998               1999               2000
                                                                                     --------            -------            --------
Cash flows from financing activities:

  Proceeds from issuance of Ordinary shares and exercise of
    stock options and warrants, net                                                    28,965             93,387              1,486
  Short-term bank credit, net                                                            (250)              --                 --
  Principal payment of long-term loan to a related party                                 (242)              --                 --
  Principal payment of long-term loans                                                    (20)              --                 --
                                                                                     --------            -------           --------
Net cash provided by financing activities                                              28,453             93,387              1,486
                                                                                     --------            -------           --------
Effect of exchange rate on cash and cash equivalents                                     --                 --                 (301)
                                                                                     --------            -------           --------
Increase (decrease) in cash and cash equivalents                                       11,446             28,474            (23,377)
Cash and cash equivalents at the beginning of the year                                  1,573             13,019             41,493
                                                                                     --------            -------           --------
Cash and cash equivalents at the end of the year                                     $ 13,019            $41,493           $ 18,116
                                                                                     ========            =======           ========

(a) Payments for acquisitions: (see Note 1b)

Estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Working capital deficiency, excluding cash and cash
   equivalents                                                                       $ (1,133)            (2,171)
Property and equipment                                                                    241              1,001
Goodwill                                                                                3,116             18,511
In-process research and development                                                    16,600              2,802
Deferred income taxes                                                                    --                 (149)
                                                                                     --------            -------
                                                                                       18,824             19,994
Issuance of Ordinary shares                                                              --               (2,954)
                                                                                     --------            -------
                                                                                     $ 18,824           $ 17,040
                                                                                     ========            =======
Supplemental disclosure of cash flows activities:

Cash paid during the year for:
  Interest                                                                                $16               $ 27              $  34
                                                                                     ========            =======           ========
Non-cash transaction:
  Unrealized losses on available-for-sale-securities                                      $--               $706             $2,330
                                                                                     ========            =======           ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)


NOTE 1:- GENERAL

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

          On July 26, 1999, the Company established a wholly-owned subsidiary in the Netherlands under the name Fundtech Netherlands BV ("BV"). On September 30, 1999, the Company established, through Fundtech Corp., a wholly-owned U.S. subsidiary which is incorporated in the State of Texas under the name FCMS, LLC.

          On November 26, 1999, the Company established a wholly-owned subsidiary in Australia under the name Fundtech Australia PTY Limited ("Fundtech Australia") This subsidiary commenced operations in January 2000.

          The Company and its subsidiaries design, develop, market and support a suite of mission critical client/server software and internet software which automate the process of transferring funds among corporations, banks and clearance systems, and enable businesses to manage global cash positions efficiently and in real time.

          No customer exceeded 10% of the Company's revenues in 1998, 1999 and 2000.

     b.   Acquisitions:

          1. In April 1998, the Company through its wholly-owned subsidiary ("Fundtech Corp.") acquired from CheckFree Holdings Corporation ("CheckFree") assets and liabilities of certain businesses ("the acquired businesses") engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products ("the Acquisition").

               The Company paid $18,824 for the acquired businesses.

               The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill, which is amortized by the straight-line method over 10 years. The Company recorded an expense in the amount of $ 16,600 which represents the estimated value of the software acquired from CheckFree for which technological feasibility has not yet been established and for which no alternative future use exists ("in-process research and development write-off").

               The acquired business's financial statements are consolidated with those of the Company commencing with the second quarter of 1998.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


               The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

               Working capital deficiency                  $  (1,133)
               Property and equipment                            241
               In-process research and development            16,600
               Goodwill                                        3,116
                                                           ---------
                                                           $  18,824
                                                           =========

          2. In June 1999, the Company acquired through its wholly-owned subsidiary (BV) all the outstanding shares of Biveroni Batchelet Partners AG ("BBP"), a Swiss corporation in the field of electronic payment solutions, for an aggregate purchase price of approximately $ 13,963, of which $ 11,009 was paid in cash and $ 2,954 in stock (105,315 Ordinary shares). The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition.

               The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill which is amortized using the straight-line method over an average of eight and a half years.

               The Company recorded an expense in the amount of $ 2,802 which represents the estimated value of the software acquired for which technological feasibility has not yet been established and for which no alternative future use exists ("in process research and development write-off")

               BBP's financial statements are consolidated with those of the Company commencing with the second quarter of 1999.

               The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

               Working capital deficiency                  $   (578)
               Deferred income taxes                           (149)
               Property and equipment                           701
               In process research and development            2,802
               Technology                                     3,390
               Goodwill                                       7,797
                                                           --------
                                                           $ 13,963
                                                           ========

               See also Note 2(i) - for reallocation of the purchase price during 2000.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


          3. On September 30, 1999, the Company acquired through its wholly-owned subsidiary (FCMS, LLC) certain assets and certain liabilities of Sterling, a U.S. company engaged in the field of electronic data interchange, for an aggregate purchase price of approximately $ 6,982.

               The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of net assets acquired has been recorded as goodwill which is being amortized by the straight-line method over an average of 9.2-year period.

               Sterling's financial statements are consolidated with those of the Company since September 30, 1999.

               The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

               Working capital deficiency                           $   (642)
               Property and equipment                                    300
               Technology                                              1,100
               Goodwill                                                6,224
                                                                    --------
                                                                    $  6,982
                                                                    ========

               See also Note 2(i) - for reallocation of the purchase price during 2000.

          c. The following represents the unaudited pro forma results of operations assuming the 1999 acquisitions occurred on January 1, 1998 and January 1, 1999, and the 1998 acquisitions occurred on January 1, 1998, excluding the write-off of the acquired in-process research and development.

               Statement of operations data:

                                                     YEAR ENDED DECEMBER 31,
                                                       1998         1999

               Revenues                              $  33,002     $  37,957
                                                     =========     =========
               Net income (loss)                     $   3,642     $   (696)
                                                     =========     =========
               Basic earnings (loss) per share       $    0.34     $  (0.05)
                                                     =========     =========
               Diluted earnings (loss) per share     $    0.31     $  (0.05)
                                                     =========     =========

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

              a.     Use of estimates:

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              b.     Financial statements in U.S. dollars:

                     A majority of the revenues of the Company and certain of its subsidiaries is generated in U.S. dollars ("dollar"). In addition, a substantial portion of the Company's costs is incurred in dollars. Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

                     Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting standard Board ("FASB") "Foreign Currency Translation". All transactions gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

                     The financial statements of a foreign subsidiary whose functional currency is not the U.S. dollar, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

              c.     Principles of consolidation:

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

              d.     Reclassification:

                     Certain amounts from prior years referring to amortization of acquisition related goodwill and other intangible assets have been reclassified to conform with current period presentation.

              e.     Cash equivalents:

                     Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, when originally purchased with maturities of three months or less.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



          f.   Short-term bank deposits:

               Bank deposits with maturities of more than three months but less than one year, are included in short-term deposits. The short-term deposits are presented at cost, including accrued interest.

          g.   Marketable securities:

               The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standard Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

               Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2000, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of accumulated other comprehensive loss in shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

               The Company's trading securities are carried at their fair value based upon the quoted market price of those investments. All trading securities were sold prior to December 31, 1999. Net realized and unrealized gains and losses on these securities were included in the statements of operations.

          h.   Long-term trade receivables:

               Long-term receivables from extended payment agreements (See Note
               2k) are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized, using the effective interest method as a component of interest income in the accompanying statements.

          i.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rate:

                                                                %
                                                            ----------

                Office furniture and equipment                 6 - 15
                Computers and software                        20 - 33
                Motor vehicles                                     15
                Leasehold improvements              Over the term of the lease

               The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets. In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As of December 31, 2000, no impairment losses have been identified.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



          j.   Goodwill and technology:

               Goodwill and technology are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives at the following annual rates:

                                                                           %

               Goodwill                                                10 - 12
               Technology                                                 20

               The carrying values of goodwill and other intangible assets are periodically reviewed by management, based on the expected future undiscounted operating cash flows over the remaining goodwill amortization period. If this review indicates that goodwill and contract rights will not be recoverable the carrying value of the goodwill is reduced to estimated fair value.

               Certain preacquisition contingency reserves were established as of the acquisition dates that are subject to adjustment during the "allocation period" in accordance with SFAS 38 "Accounting for Preacquisition Contingencies". The fair value of the net assets acquired from BBP and Sterling has been adjusted to reflect the resolution of these contingencies established relating to certain litigation and liabilities associated with acquired contractual commitments.

               The purchase price reallocation resulted in a total reduction to the fair value of the Sterling and BBP acquisitions of approximately $ 1,573 and $ 214, respectively as well as a corresponding increase to goodwill.

          k.   Income taxes:

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

               In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended in June 2000, which summarizes the staffs views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have a significant effect on the consolidated results of operations or financial position.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



               Revenues from software license agreements are recognized when all criteria outlined in Statement Of Position (SOP) 97-2 "Software Revenue Recognition" (as amended) are met. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

               Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement, in accordance with the "residual method" prescribed by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions". The Company's VSOE used to allocate the sales price to services and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method any discount in the arrangement is allocated to the delivered element.

               SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company overcomes the presumption that the software license fees are not fixed or determinable. Thus, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that for certain software arrangements with extended payment terms, the "fixed or determinable" presumption has been overcome and software license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria. The present value of such software license fees recognized in fiscal years 1998, 1999 and 2000 totaled approximately $430, $1,700 and $ 5,000 respectively.

               When contracts contain hosting services arrangements, the Company applies EITF 00-03 "Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored On Another Entity's Hardware".

               Revenues from software licenses that require significant customization, integration and installation are recognized based on SOP 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts", using contract accounting on a percentage of completion method, based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                     Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2000 no such estimated losses were identified.

                     Revenue on arrangements with customers who are not the ultimate users (such as resellers) is not recognized until the product has been delivered to the end user.

                     Revenues from maintenance and services are recognized over the life of the maintenance agreement or at the time that services are rendered.

                     Revenues from hardware sales are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

                     Severance expenses for the years ended December 31, 1998, 1999 and 2000 amounted to approximately $104, $143 and $74, respectively.

              n.     Software development costs:

                     Software development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, net of participation of the Office of the Chief Scientist.

                     SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company and its subsidiaries product development process, technological feasibility is established upon completion of a detailed program design.

                     Costs incurred by the Company between completion of the detailed program design and the point at which the product is ready for general release have been capitalized.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                     Capitalized software costs are amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (three to five years).

              o.     Concentration of credit risks:

                     Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits marketable securities, trade receivables and long-term trade receivables. The Company's cash and cash equivalents and short-term bank deposits are invested mainly in deposits with major banks in Israel, Europe and in the United States. Marketable securities are invested in major investment banks in the United States. Management believes that the financial institutions that hold the Company and its subsidiaries investments are financially sound, the portfolio is well diversified and accordingly, minimal credit risk exists with respect to these investments. The trade receivables and long-term trade receivables of the Company and its subsidiaries include banks and large financial institutions. The Company and its subsidiaries generally do not require collateral; however, in certain circumstances, the Company and its subsidiaries may require letters of credit, other collateral or additional guarantees. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection. The Company and its subsidiaries perform ongoing credit evaluations of its customers and to date have not experienced any material losses.

                     The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts of other foreign hedging arrangements.

              p.     Basic and diluted earnings (net loss) per share:

                     Basic earnings (net loss) per share is computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted earnings per share is computed based on the weighted average number of Ordinary shares outstanding during each year, plus dilutive potential Ordinary shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".

                     In 1998, 1999 and 2000 outstanding stock options and warrants have been excluded from the calculation of the diluted earnings per Ordinary share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted earnings (net loss) per share was 1,141,722, 1,355,421 and 543,120, for the years ended
                     December 31, 1998, 1999 and 2000, respectively. (See Note
                     11).

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




              q.     Accounting for stock-based compensation:

                     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized and amortized as compensation expenses ratably over the vesting period. The pro forma disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), are provided in
                     Note 10d.

                     The Company applies SFAS 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" with respect to options issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

              r.     Fair value of financial instruments:

                     The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

                     The carrying amounts of cash and cash equivalents, short-term bank deposits, trade receivable and trade payables approximate their fair value due to the short-term maturity of such instruments.

                     The fair value of marketable securities is based on quoted market price

                     The fair value of long-term receivables is estimated by discounting the future cash flows using the current rates of which similar credits would be made to customers with similar credit ratings and for the same remaining maturities. The carrying amount of long-term trade receivables approximates their fair value since the interest rate which was used in order to discount future cash flows remained unchanged.

              s.     Impact of recently issued accounting standards:

                     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. Because the Company uses no derivatives, management believes that the adoption of the new Statement will have no effect on earnings or the financial position of the Company.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




NOTE 3:-      MARKETABLE SECURITIES

                                                             DECEMBER 31
                                                      -------------------------
                                                        1999             2000
                                                      --------         --------
              Cost                                    $ 41,729         $ 45,103
              Gross unrealized losses                     (706)          (3,036)
                                                      --------         --------

              Fair value                              $ 41,023         $ 42,067
                                                      ========         ========


              All marketable securities are mutual funds issued by an investment bank in the U.S.

              The Company did not realize losses on sales of available-for-sale securities in 1999 and 2000. The net adjustment to unrealized holding losses on available-for-sale securities included as a separate component of other comprehensive income totaled $ 3,036 in 2000.

              During 1999, one of the subsidiaries sold trading securities in the amount of $ 1,176. The total loss from these securities amounted to $ 19 and was charged to expenses. As of December 31, 2000 the Company and its subsidiaries do not hold any trading securities.

NOTE 4: -     TRADE RECEIVABLES

                                                               DECEMBER 31
                                                        ------------------------
                                                          1999             2000
                                                        -------          -------
              Accounts receivable                       $ 4,416          $10,094
              Unbilled receivables                        7,337           14,281
                                                        -------          -------
                                                        $11,753          $24,375
                                                        =======          =======

NOTE 5:-      LONG-TERM TRADE RECEIVABLES

              Maturity dates - long-term trade
                receivables:

                First year (current maturities)          $  642           $2,603
                Second year                                 529            1,125
                Third year                                  260              971
                Fourth year                                 117              713
                Fifth year                                  127              864
                                                         ------           ------

                                                          1,675            6,276
              Less - current maturities                     642            2,603
                                                         ------           ------

                                                         $1,033           $3,673
                                                         ======           ======

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 6:-      PROPERTY AND EQUIPMENT

                                                                           DECEMBER 31
                                                                       -------------------
                                                                          1999        2000
                                                                       -------     -------
         Cost:
           Office furniture and equipment                              $ 1,804     $ 2,426
           Computers and software                                        9,178      13,401
           Motor vehicles                                                  235         293
           Leasehold improvements                                          226       1,094
                                                                       -------     -------

                                                                        11,443      17,214
                                                                       -------     -------

         Accumulated depreciation                                        3,502       6,176
                                                                       -------     -------

         Depreciated cost                                              $ 7,941     $11,038
                                                                       =======     =======

              Depreciation expenses for the years ended December 31, 1998, 1999 and 2000 are $ 337, $ 1,904 and $ 2,725, respectively.

NOTE 7:-      OTHER ASSETS

                                                                           DECEMBER 31
                                                                       -------------------
                                                                          1999        2000
                                                                       -------     -------
              Cost:
                Goodwill                                               $16,736     $18,358
                Technology                                               4,490       4,490
                Capitalized software development costs                      --       1,975
                                                                       -------     -------

                                                                        21,226      24,823
                                                                       -------     -------

              Accumulated amortization                                   1,428       3,890
                                                                       -------     -------

              Amortized cost                                           $19,798     $20,933
                                                                       =======     =======

              Amortization expenses amounted to $ 153, $ 1,275 and $ 2,462 for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 8:-      OTHER PAYABLES AND ACCRUED EXPENSES

                                                                            DECEMBER 31
                                                                        ------------------
                                                                          1999        2000
                                                                        ------      ------
              Employees and payroll accruals                            $1,825      $1,489
              Accrued expenses                                           1,300       1,135
              Deferred income taxes                                         61          83
              Office of the Chief Scientist and the Fund for the
                Encouragement of Marketing Activities (see Note 9)         140          72
              Others                                                       276         163
                                                                        ------      ------

                                                                        $3,602      $2,942
                                                                        ======      ======

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 9: -     COMMITMENTS AND CONTINGENT LIABILITIES

              a. The Company participated in programs sponsored by the Israeli Government for the support of research and development activities. From the date of establishment, the Company had obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the OCS") aggregating to $ 1,115 for certain of the Company's software development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-5% of the sales of the products and other related revenues generated from such projects, up to an amount equal to 100%
                     - 150% of the grants received linked to the US dollars. No grants were obtained in 1999 and 2000.

                     Through December 31, 2000, the Company has paid or accrued royalties to the OCS in the amount of $ 956. As of December 31, 2000, the aggregate contingent liability to the OCS was $ 349.

              b. The Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded the Company grants for participation in expenses for overseas marketing. The Company received an accumulated amount of grants of $ 614 for the years up to and including 2000.

                     The Company is committed to pay royalties at the rate of 3% of the increase in export sales, up to the amount of $ 347 as of December 31, 2000.

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

                     At this point, management and the Company's legal counsel are of the opinion that the, likely outcome of this litigation can not be assessed. However, the Company believes that the claim is without merit and it intends to vigorously contest the lawsuit

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


              d. The Company leases its facilities and vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2014. The minimum lease commitments under non-cancelable operating leases are as follows:

                     YEAR ENDED DECEMBER 31,
                     2001                                       $  2,167
                     2002                                          1,999
                     2003                                          1,897
                     2004                                          1,830
                     2005-2014                                     5,772
                                                                --------
                                                                $ 13,665
                                                                ========

                     Total rent expenses for the years ended December 31, 1998, 1999 and 2000 were approximately $ 605, $ 1,056 and $1,778, respectively.

NOTE 10:-     SHARE CAPITAL

              a.     General:

                     The Ordinary shares of the Company are traded on the Nasdaq National Market.

                     On June 1, 1999, the Company acquired Biveroni Batschelet Partners AG ("BBP"), for the consideration stated in Note 1b. As part of the acquisition, the Company issued 105,315 Ordinary shares.

                     On April 30, 1999, 2,900,000 Ordinary shares were issued in consideration of approximately $ 92.4 thousand, net of expenses in a second Public Offering.

              b. The Ordinary shares confer upon the in holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared.

                     Deferred shares are non-transferable and entitle their holders to no voting, dividend or other rights except for the right to receive the par value of the shares upon dissolution of the Company.

              c.     Stock options:

                     1.     Under the Company's 1996, 1997, 1998, 1999 Stock
                            Option Plans (the "Plans"), options may be granted to employees and directors of the Company or its subsidiaries.

                     2. Pursuant to the Plans, as of December 31, 2000, an aggregate of 573,678 options of the Company are still available for future grant.

                     3. Each option granted under the Plans to employees expires no later than five years from the date of the grant. The options vest primarily over four years. Any options which are canceled or not exercised before expiration become available for future grants. Options granted to directors are vested over a one year period from their date of grant.

                                                                   FUNDTECH LTD.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




              d. A summary of the Company's share option activity under the Plans is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                          1998                       1999                       2000
                                                  -----------------------     -----------------------     -----------------------
                                                                 WEIGHTED                    WEIGHTED                    WEIGHTED
                                                    NUMBER       AVERAGE        NUMBER       AVERAGE        NUMBER       AVERAGE
                                                      OF         EXERCISE         OF         EXERCISE         OF         EXERCISE
                                                   OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                                  ---------      --------     ---------      --------     ---------      --------
                     Outstanding - beginning
                       of the year                  543,753       $ 3.22      1,065,959       $ 8.16      1,355,421        10.84
                     Granted                        624,438       $12.29        528,075       $16.58        818,100        17.38
                     Exercised                      (42,325)      $ 3.77       (118,546)      $ 4.71       (192,892)        4.94
                     Forfeited                      (59,907)      $12.55       (120,067)      $18.36        (90,070)       12.10
                                                  ---------       ------      ---------       ------      ---------       ------

                     Outstanding - end
                       of the year                1,065,959       $ 8.16      1,355,421       $10.84      1,890,559       $14.15
                                                  =========       ======      =========       ======      =========       ======

                       Exercisable options          268,355       $ 4.48        451,805       $ 7.93        624,269       $11.70
                                                  =========       ======      =========       ======      =========       ======

                            The options outstanding as of December 31, 2000 have been separated into ranges of exercise price, as follows:

                                                         OPTIONS          WEIGHTED                       OPTIONS
                                                       OUTSTANDING        AVERAGE      WEIGHTED        EXERCISABLE     WEIGHTED
                                                          AS OF          REMAINING     AVERAGE           AS OF          AVERAGE
                              EXERCISE                 DECEMBER 31,     CONTRACTUAL    EXERCISE       DECEMBER 31,     EXERCISE
                                PRICE                      2000         LIFE (YEARS)    PRICE             2000          PRICE
                           ---------------             ------------     ------------   --------       ------------     --------
                           $  2.33 -  3.33                200,074           1.5        $   3.15          155,813       $   3.10
                           $  7.33 - 10.38                 40,125           1.9        $   7.48           31,500       $   7.42
                           $ 11.50 - 17.00              1,099,147           3.7        $  13.53          310,710       $  12.75
                           $ 19.25 - 22.31                551,213           4.1        $  19.88          126,246       $  20.81
                           ---------------              ---------           ---        --------          -------       --------
                           $  2.33 - 22.31              1,890,559           3.5        $  14.15          624,269       $  11.70
                           ===============              =========           ===        ========          =======       ========

                            Pro-forma information regarding net income (loss) and earnings (net loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using the Black-Scholes Option valuation Model with the following weighted-average assumptions for the years ended December 31, 1998, 1999 and 2000: risk-free interest rates of 5.5%, 5.6% and 6.0%, respectively dividend yields of 0% for each year, volatility factors of the expected market price of the Company's Ordinary shares of
                            0.75 for each year, and a weighted-average expected life of four years.

                            The weighted average fair values of options granted for the year ended December 31, 1998, 1999 and 2000 at their grant date were $6.33, $9.90 and $10.60, respectively.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                            The weighted average fair values of options granted at an exercise price less than the market price at their grant date for the year ended December 31, 1998 was $ 8.20. All options granted during 1999 and 2000 were at an exercise price that is equal to the fair value of the stock at the grant date.

                            Because changes in the subjective input assumptions can materially affect the fair value estimate, it is the management's opinion that the existing option pricing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pro-forma information under SFAS No. 123 is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                  1998           1999            2000
                                                                --------       --------          -----
                             Net income (loss) as reported      $(11,392)      $ (1,711)         2,377
                                                                ========       ========          =====

                             Pro-forma net loss                 $(11,803)      $ (3,580)          (980)
                                                                ========       ========          =====
                             Pro-forma basic and diluted
                             net loss per share                 $  (1.16)      $  (0.28)         (0.07)
                                                                ========       ========          =====

              e.     Dividends:

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

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE 11:-     EARNINGS (NET LOSS) PER SHARE

              The following table sets forth the computation of historical basic and diluted earnings (net loss) per share:

                                                                                1998               1999               2000
                                                                            ------------       ------------       ------------
               Numerator:
                 Net income (loss)                                          $    (11,392)      $     (1,711)      $      2,377
                                                                            ============       ============       ============
                 Numerator for basic earnings (net loss) per net -
                   income (loss) available to Ordinary shareholders         $    (11,392)      $     (1,711)      $      2,377
                                                                            ============       ============       ============
                 Numerator for diluted earnings (net loss) per share -
                   net income (loss) available to Ordinary
                   shareholders after assumed conversions                   $    (11,392)      $     (1,711)      $      2,377
                                                                            ============       ============       ============
               Denominator:
               Weighted average
               Ordinary Shares outstanding                                    10,151,033         12,854,999         14,096,298
                                                                            ------------       ------------       ------------
               Denominator:
                 Denominator for basic earnings (net loss) per
                  share - weighted - average shares                           10,151,033         12,854,999         14,096,298
                                                                            ------------       ------------       ------------
                 Effect of dilutive securities:
                  Employee stock options                                     (*)      --        (*)      --            674,510

                  Warrants                                                   (*)      --        (*)      --              5,807
                                                                            ------------       ------------       ------------

                 Dilutive potential Ordinary Shares                                   --                 --            680,317
                                                                            ------------       ------------       ------------

                 Denominator for diluted earnings (net loss) per
                  share                                                       10,151,033         12,854,999         14,776,615
                                                                            ============       ============       ============

                  (*) Antidilutive

NOTE 12: -    TAXES ON INCOME

              a. Tax benefits under the Law for the Encouragement of Capital Investments, 1959:

                     The Company has been granted in November 1995 the status of an "Approved Enterprise", under the Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") and the Company has elected the alternative benefits program, waiver of grants in return for tax exemptions. Pursuant thereto, the income of the Company derived from the "Approved Enterprise" program is tax-exempt for two years and will enjoy a reduced tax rate of 20% for an eight-year period (subject to an adjustment based upon the foreign investors' ownership of the Company).

                     The Company completed its investment according to its first program on November 27, 1997. Income derived from this program was tax exempt for two years commencing in 1998 and will enjoy a reduced tax of 20% for an additional eight years (subject to an adjustment based upon the foreign investors' ownership of the Company).

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)


                     In 1998, the Company received approval for its first expansion program of its "Approved Enterprise". In 2000, the Company received approval for its second expansion program of its "Approved Enterprise". Income derived from the expansion programs will be tax-exempt for a period of two years and will be subject to a reduced tax rate as mentioned above for an additional period of eight years. The aforementioned benefits are in respect of the taxable income that the Company derives from the expansion programs. The period of benefits for these programs has not yet commenced.

                     The period of tax benefits detailed above is subject to limits of 12 years from the year of commencement of production, or 14 years from the date of granting the approval, whichever is earlier.

                     The tax-exempt profits that will be earned by the Company's "Approved Enterprise" can be distributed to shareholders, without imposing tax liability on the Company only upon the complete liquidation of the Company. As of December 31, 2000, retained earnings included approximately $ 4,597 in tax exempt income earned by the Company's "Approved Enterprise". The Company has decided to permanently reinvest its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the Company's "Approved Enterprise". If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company, they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative tax benefits (currently 20% for an "Approved Enterprise").

                     The Investment Law also grants entitlement to claim accelerated depreciation on equipment used by the "Approved Enterprise" during five tax years.

                     Should the Company derive income from sources other than the "Approved Enterprise" during the periods of benefits, such income shall be taxable at the regular corporate tax rate of 36%.

                     The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises". In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest.

              b. Tax benefits under the Israeli Law for the Encouragement of Industry (Taxation), 1969:

                     The Company is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969 and, therefore, it is entitled to certain tax benefits, including accelerated rates of depreciation and deduction of public offering expenses.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)


              c. Measurement of results for tax purposes under the Income Tax Law (Inflationary Adjustments), 1985:

                     Results for tax purposes are measured in real terms of earnings in NIS after certain adjustments for increases in the CPI. As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the CPI and in the NIS/dollar exchange rate causes a difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

              d.     Net operating losses carryforwards:

                     As of December 31, 2000, the Company had approximately $ 7,870 of Israeli net operating loss carryforwards. The Israeli loss carryforwards have no expiration date.

                     As of December 31, 2000, Fundtech Corporation had a U.S. federal net operating loss carryforward of approximately $ 15,502 which can be carried forward and offset against taxable income for 10-15 years and expire in 2010-2015.

                     Utilization of U.S. net operating losses may be subject to the substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                     As of December 31, 2000 BBP had a Swiss net operating loss carryforwards of approximately $1,380, which can be offset against taxable income for a period of up to 7 years.

              e.     Deferred income taxes:

                     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                                                                 DECEMBER 31
                                                                           -----------------------
                                                                             1999           2000
                                                                           --------       --------
                     Deferred tax assets:
                       U.S. net operating loss carryforwards               $  5,005          6,201
                       Israel net operating loss carryforwards                   --            801
                       Swiss net operating loss carryforwards                    --            331
                       Other reserve and allowances                           5,273          4,915
                                                                           --------       --------

                     Total deferred assets before valuation allowance        10,278         12,248
                     Valuation allowance                                    (10,278)       (12,248)
                                                                           --------       --------

                     Balance at the end of the year                        $     --       $     --
                                                                           ========       ========

                     Deferred tax liabilities:
                       Deferred tax due to assets acquired
                        and liabilities assumed (all foreign)              $   (210)      $   (210)
                                                                           ========       ========

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)



                     The Company and its subsidiaries have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences, since it has a history of losses over the past years. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized.

              f.     Income (loss) before taxes on income:

                     Income (loss) before taxes on income consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                           1998           1999           2000
                                         --------       --------       --------
                     Domestic            $  4,183       $  4,665       $  6,943
                     Foreign              (15,575)        (6,376)        (4,566)
                                         --------       --------       --------

                                         $(11,392)      $ (1,711)      $  2,377
                                         ========       ========       ========


NOTE 13: -    SELECTED STATEMENTS OF OPERATIONS DATA

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

              a.     Summary information about geographical destinations:

                     The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company's business) and follows the requirements of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The total revenues are attributed to geographic information, based on the end customers' location.

                                              1998                      1999                      2000
                                      --------------------      --------------------      --------------------
                                                    LONG-                      LONG-                    LONG-
                                       TOTAL        LIVED        TOTAL         LIVED       TOTAL        LIVED
                                      REVENUES     ASSETS       REVENUES      ASSETS      REVENUES     ASSETS
                                      --------     -------      --------      ------      --------     -------
                     Israel           $   693      $   413      $   495      $   538      $   574      $   830
                     U.S.A             19,190        6,422       23,257       16,273       26,942       20,942
                     Australia            262           --          239           --        4,062            7
                     Switzerland           --           --        4,156       10,902        6,313       10,529
                     Others             2,987           --        3,544           26        9,389          139
                                      -------      -------      -------      -------      -------      -------
                                      $23,132      $ 6,835      $31,691      $27,739      $47,280      $32,447
                                      =======      =======      =======      =======      =======      =======

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)



                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1998        1999        2000
                                                         ------      ------      ------
              b.   Financial income, net:

                     Financial expenses:
                       Interest and other                $   24      $   64      $    2
                       Foreign currency translation
                        differences, net                     --          --          33
                                                         ------      ------      ------

                                                             24          64          35
                                                         ------      ------      ------

                     Financial income:
                       Foreign currency translation
                        differences, net                      9          39          --
                       Interest and other                   586       3,781       5,577
                                                         ------      ------      ------

                                                            595       3,820       5,577
                                                         ------      ------      ------

                                                         $  571      $3,756      $5,542
                                                         ======      ======      ======

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table lists the names and ages of the current directors, executive officers and key employees of Fundtech:


         NAME             AGE                   POSITION
         ----             ---                   --------
Reuven Ben-Menachem..     40   Chief Executive Officer, President and
                               Chairman
Michael Carus........     35   Executive Vice President, Chief Operating
                               Officer and Chief Financial Officer
Gil Gadot............     39   Executive Vice President, of Technology and
                               General Manager of Israeli Operations
Joseph P. Mazzetti...     60   Executive Vice President, Sales and Marketing
J. Edmund Orr III....     50   Executive Vice President, and General Manager,
                               Electronic Banking Division
Moti Porath..........     50   Senior Vice President, Global Strategic Solutions
Michael Sgroe........     43   Senior Vice President and General Manager
                               U.S. Payments Division
Rimon Ben-Shaoul.....     55   Director
George M. Lieberman..     57   Director
Jay B. Morrison......     53   Director
Achi Racov...........     55   Director
Rina Shainski........     41   Director
Gil Weiser...........     59   Director

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

     Michael Carus has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer since July 1999. Prior to that, Mr. Carus served as Executive Vice President and Chief Financial Officer of Fundtech since May 1998, and as Senior Vice President and Chief Financial Officer from September 1997 to May 1998. From May 1995 to August 1997, Mr. Carus was employed by Geotek Communications Inc., a wireless communications solution provider, most recently as Vice President and Acting Chief Financial Officer, Corporate Controller and Chief Accounting Officer. From 1988 to 1995, Mr. Carus was employed by Coopers & Lybrand as a Certified Public Accountant, most recently in the position of Manager - Business Assurance.

     Gil Gadot has served as Executive Vice President of Technology and General Manager of Israeli Operations since September 1998. Mr. Gadot served as Senior Vice President of Technology and U.S. Operations from 1995 until September 1998 and served as Vice President of Research and

 Development of Fundtech from the time it commenced operations in 1993 until 1995. From 1987 to 1993, Mr. Gadot was a senior project manager of DSSI, a leading systems and software supplier. Prior thereto, Mr. Gadot served as a senior programmer and analyst holding a rank of Captain in the Israeli Army Computer center. Mr. Gadot has more than 18 years of software development experience, particularly in advanced graphical user interface, operating and real-time systems.

     Joseph P. Mazzetti has served as an Executive Vice President, Sales and Marketing since November 1994. Prior to joining Fundtech, Mr. Mazzetti was employed as an Executive Vice President at PRT Corp., a Year 2000 solution company, from 1992 to 1994. From 1984 to 1992, Mr. Mazzetti was employed at Logica Data Architects, most recently as Executive Vice President of the Financial Products Group, where he had responsibility for funds transfer, message switching and asset/liability product lines. Mr. Mazzetti has more than 30 years of experience in information technology in the public and private sectors with concentration in the banking and financial institutions market.

     J. Edmund Orr III has served as Executive Vice President and General Manager of the Electronic Banking Division since joining Fundtech in July 1999. Prior to joining Fundtech, Mr. Orr was the Vice President of Transaction Software Technologies (TST) responsible for Product Management and New Business Development from 1993 through 1998. Prior to joining TST, Mr. Orr was employed by Security Pacific Bank/Bank of America from 1979 through 1993, where he held various management positions within their Treasury Management organization.

     Moti Porath has served as Senior Vice President for Global Strategic Solutions and Director of the CLS program at Fundtech since January 2000. Prior to that, Mr. Porath served as Vice President of Global Strategic Solutions from February 1998 through December 1999, and as Director of Cash Management from August 1997 through January 1998. Between 1987 and 1993 Mr. Porath was employed by Logica Data Architects as A Product Director, and Between 1982 and 1987 by Data Architects where he held various technical and management positions. Mr. Porath has over 20 years of software development experience, specializing in developing high availability on-line transaction processing system (OLTP). Mr. Porath holds a BSIE from Tel-Aviv University and a MSCE from the Massachusetts Institute of Technology.

     Michael Sgroe has served as an Senior Vice President and General Manager of the U.S. Payments Division since joining Fundtech in May 2000. Prior to joining Fundtech, Mr. Sgroe spent 16 years at Chase Manhattan Bank, where he served as Vice President with responsibility for developing and deploying high-performance solutions for the bank's Payments and Cash Management businesses. During this period, Mr. Sgroe also served as Vice President of Technology and Operations for the e-Procurement solutions provider Metiom, an e-commerce start-up with an equity ownership position held by Chase Manhattan Bank. Mr. Sgroe began his career in 1979 at Morgan Guaranty Trust, where he held assignments both in New York and in London.

     Rimon Ben-Shaoul has served as a director of Fundtech since August 1998. He is currently CEO of Koonras Technologies. He served as President of CII from May 1997 until February 2001. From 1985 until 1997, Mr. Ben-Shaoul served as President and as a member of the Board of Directors of Clal Insurance Company Ltd. Mr. Ben Shaoul also serves as the chairman or a member of the boards of directors of several other companies in which CII has interests. Mr. Ben-Shaoul earned a B.A. in Economics as well as an M.B.A. from Tel Aviv University.

     George M. Lieberman has served as a director of Fundtech since 1998. Mr. Lieberman is the Chief Technology Officer of Versus International Group Limited, a global investment company. Up until April 2000, Mr. Lieberman served as Chief Information Officer of WIT Capital

Group, a pioneer Internet investment firm. Prior to January 1999, he held a number of positions at Merrill Lynch & Co. including First Vice President of Technology Strategy and Planning and was a member of the Merrill Lynch Technology Advisory Board. Mr. Lieberman has more than 30 years of information technology management and development experience across a broad spectrum of industries. He holds two computer related patents. Mr. Lieberman was also responsible for the development of major systems projects at many financial industry companies including Citibank and ADP. Mr. Lieberman holds advanced degrees in Industrial Engineering and Operations Research. Mr. Lieberman is the Chairman of the Corporate Advisory Board of The Institute for Technology and Enterprise part of the Polytechnic University of New York.

     Jay B. Morrison has served as a director of Fundtech since April 1995 and was Co-Chairman of the Board of Directors until August 1998. Dr. Morrison has been a General Partner of Newbury Ventures, Inc., a venture capital investment firm, since 1992. Prior thereto, Dr. Morrison held a number of positions with Govett & Co. Ltd., a European international fund management company, including Chief Financial Officer and President of its venture capital subsidiary from 1990 to 1991. Dr. Morrison is currently a Director of ViryaNet. Dr. Morrison holds B.Ie. and M.S. degrees from Ohio State University and a Ph.D from the University of California, Berkeley, and has more than 15 years of experience in investing in and working with emerging growth companies.

     Achi Racov has served as a director of Fundtech since September 1999.
Mr. Racov is presently acting as a technology advisor to the governments of several countries in addition to providing strategic and technology advice to a range of large corporations. He is also a non-executive director of several technology companies. Mr. Racov has had a continuous career in technology and held the position of Chief Information Officer at the National Westminster Bank Group ("NatWest Group") from 1997 through March 2000.

     Rina Shainski has served as a director of Fundtech since March 1999 after serving as an alternate director of Fundtech since August 1998. Ms. Shainski has served as General Partner of Carmel Ventures Fund since April 2000. Prior to joining Carmel Ventures Fund, Ms. Shainski served as Vice President Business Development of Clal Industries and Investments Ltd. ("CII"), one of Israel's largest investment and holding companies, which is invested primarily in the industrial and technology sectors, from September 1997 through March 2000. From 1989 until 1996, Ms. Shainski was employed by Tecnomatix Technologies Ltd., most recently as Director Research & Development and Vice President Business Development. Ms. Shainski holds an M.Sc. degree in Computer Science from Weizmann Institute of Science, Israel and a B.Sc. degree in Physics from Tel Aviv University. Ms. Shainski is a graduate of the International Executive Program in Insead, Fontainbleau, France.

     Gil Weiser has served as a director of Fundtech since July 2000. Mr. Weiser has served as the General Manager of Hewlett Packard (Israel). Prior to serving as General Manager of Hewlett Packard (Israel), Mr. Weiser served as President and Chief Executive Officer of Computation and Measurement Systems Ltd. (CMS), the Israeli representative of Hewlett Packard from 1995 until 1998. From 1993 to 1995, Mr. Weiser served as President and Chief Executive Officer of Fibronics International Inc., a worldwide provider of network solutions for complex data operations in heterogeneous computing environments. From 1976 until 1993, Mr. Weiser served as Managing Director of Digital Israel, a wholly owned subsidiary of Digital Equipment Corporation. Mr. Weiser has and continues to hold significant public positions including Chairman of the Multinational Companies Forum and Vice Chairman of the Israeli Management Center. Presently he serves as Chairman of the Executive Board of Haifa University, one of the leading institutions of higher education in Israel. Mr. Weiser has earned a B.S.E.E. in Electrical Engineering from the Technion as well as an M.S.E.E. in Electronics Computer Sciences from the University of Minnesota.

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

     The Articles of Association provide that a director may appoint, by written notice to Fundtech, any individual to serve as an alternate director. Any alternate director shall have all of the rights and obligations of the appointing director except the power to appoint an alternate for himself or herself. Unless the period or scope of any such appointment is limited by the appointing director, such appointment is effective for all purposes and for a period of time concurrent with the term of the appointing director. Currently, no alternate directors have been appointed.

INDEPENDENT DIRECTORS

     Under the Companies Law, public companies are required to appoint two external directors on their Board of Directors and to establish an Audit Committee. The Audit Committee must consist of at least three directors and include the two external directors.

     Under the requirements for quotation on Nasdaq, Fundtech is required to have at least two independent directors on its Board of Directors and to establish an Audit Committee, a majority of whose members are independent of management. Fundtech is in compliance with this requirement.

     Nasdaq recently amended these rules, to require that companies quoted on Nasdaq have three independent directors on the Audit Committee prior to July 14, 2001, all of whom are financially literate and one of whom has accounting or related financial management expertise. Fundtech intends to comply with this requirement by the applicable deadline.

DUTIES UNDER THE COMPANIES LAW

     Fundtech is subject to the provisions of the Companies Law, which became effective on February 1, 2000. The Companies Law codifies the fiduciary duties that "office holders", including directors and executive officers, owe to a company. An office holder's fiduciary duties consist of a duty of care and a duty of loyalty. The duty of loyalty includes avoiding any conflict of interest between the office holder's position in the company and any other position held by the office holder or his personal affairs, avoiding any competition with the company, avoiding exploiting any business opportunity of the company in order to receive personal advantage for himself or others, and revealing to the company any information or documents relating to the company's affairs which the office holder has received due to his position as an office holder. The duty of care requires an office holder to act in accordance with the same professional standards taken by a reasonable office holder in the same circumstances, including taking all actions in order to receive all information which is of importance to such matter. Each person listed in the table under "Directors and Executive Officers of the Registrant" above is an office holder or Director of Fundtech. Under the Companies Law, all arrangements as to compensation of office holders who are not directors require approval of the Board of Directors. Arrangement regarding the compensation of directors (in their capacity as directors or other office holders or employees of a company) requires approval of an Audit Committee, Board of Directors, and shareholder approval.

     Under the Companies Law, a shareholder has a duty to act in good faith towards the company and other shareholders of the company and to refrain from abusing his power in the company including, among other things, in voting in a general meeting of shareholders on the following matters (i) any amendment to the articles of association, (2) an increase of the company's authorized share capital, (3) a merger, or (4) approval of certain transactions which require shareholder approval, as more fully set fourth in the Companies Law.

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

APPROVAL OF CERTAIN TRANSACTION UNDER THE COMPANIES LAW

     The Companies Law requires that an office holder of the company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing proposed transaction by the company. In addition, if the transaction is an extraordinary transaction as defined in the Companies Law, the office holder must also disclose any personal interest held by the office holder's spouse, siblings, parents, grandparents, descendants, spouse's descendants and the spouses of any of the foregoing. In addition, the office holder must also disclose any interest held by any corporation in which the office holder is a 5% or greater shareholder, director or general manager or in which he or she has the right to appoint at least one director or the general manager. An extraordinary transaction is defined in the Companies Law as a transaction that is either (i) not in the ordinary course of business, or (ii) not on market terms, or (iii) that is likely to have a material impact on the company's profitability, assets or liabilities.

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


     The Companies Law applies the same disclosure requirements to a controlling shareholder of a public company, which includes a shareholder that holds 25% or more of the voting rights if no other shareholder owns more than 50% of the voting rights in the company. Extraordinary transactions with a controlling shareholder or in which a controlling shareholder has a personal interest, and the terms of compensation of a controlling shareholder who is an office holder, require the approval of the Audit Committee, the Board of Directors and the shareholders of the company. The shareholder approval in such circumstances must include at least one-third of the shareholders who have no personal interest in the transaction and are present, in person or by proxy, at the meeting, or alternatively, the total shareholdings of those who have no personal interest in the transaction who vote against the transaction must not represent more than one percent of the voting rights in the company.

     In addition, a private placement of securities that will increase the relative holdings of a shareholder that holds five percent or more of the company's outstanding or voting share capital (assuming the exercise or conversion of all securities held by such person that are exercisable for or convertible into shares) or that will cause any person to become, as a result of the issuance, a holder of more than five percent of the company's outstanding or voting share capital, requires approval by the Board of Directors and the shareholders of the company.

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

INTERNAL AUDITOR

     Under the Companies Law, the Board of Directors of a public company must appoint an internal auditor, recommended by the Audit Committee. The role of the internal auditor is to examine, among other matters, whether the company's actions comply with the law and orderly business procedure. Under the Companies Law, the internal auditor may not be a holder of more than five percent of the company's outstanding or voting share capital, a director or general manager, a person who is entitled to appoint a director or the general manager, an office holder, or an affiliate, or a relative of an office holder or affiliate, and he may not be the company's independent accountant or its representative. In accordance with the requirements of the Companies Law, Fundtech appointed Mr. Shimon Yarel as the internal auditor.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 260 and 261 of the Companies Law permit a company's articles of association to provide that: (i) the company may insure a director or office holder for the breach of his or her duty of care or, to the extent he or she acted in good faith and had a reasonable basis to believe that the act would not prejudice the company, for the breach of his or her fiduciary duty as well as for monetary liabilities charged against him or her as a result of an act or omission he committed in connection with his or her serving as an officer or director of the company and (ii) the company may indemnify an officer or director in connection with his or her service as officer or director, for monetary liability incurred pursuant to a judgment, including a settlement or arbitration decision approved by a court, in an action brought against him by a third party as well as for reasonable legal expenses incurred in an action brought against him or her by or on behalf of the company or others, or as a result of a criminal charge of which he was acquitted, or as a result of a conviction for a crime which does not require proof of criminal intent. These provisions are specifically limited in their scope by Section 263 of the Companies Law, which provides that a company may not indemnify an office holder or director nor enter into an insurance contract which would provide coverage or any monetary liability incurred as a result of the following: (a) a breach by the director or office holder of his fiduciary duty unless he acted in good faith and had a reasonable basis to believe that the act would not prejudice the company; (b) a breach by the director or office holder of his duty of care if such breach was done intentionally or in disregard of the circumstances of the breach or its consequences; (c) any act or omission done with the intent to derive an illegal personal benefit; or (d) any fine levied against the director or office holder.

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

     Under the Nasdaq rules, Fundtech is currently required to have at least two independent directors on its Board of Directors and to maintain an Audit Committee, a majority of whose members are independent of management. Nasdaq recently amended these rules, to require that companies quoted on the Nasdaq must have three independent directors on the Audit Committee, all of whom are financially literate and one of whom has accounting or related financial management expertise, by July 14, 2001. The responsibilities of the audit committee under the Nasdaq rules include, among other things, evaluating the independence of a company's outside auditors. Additionally, under the newly amended Nasdaq rules, Fundtech is required to adopt an Audit Committee charter that complies with Nasdaq specifications. Fundtech has adopted an Audit Committee charter and intends to comply with the other requirements before the applicable deadline.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has formed an Audit and Control Committee (the "Audit Committee") and a Compensation Committee. The Audit Committee, which consists of Mr. Jay Morrison, Mr. George Lieberman and Ms. Rina Shainski, exercises the powers of the Board of Directors with respect to the accounting, reporting and financial control practices of Fundtech. The Compensation Committee, which consists of Mr. Achi Racov, Dr. Jay Morrison and Ms. Rina Shainski, administers Fundtech's stock option plans and Fundtech's overall compensation practices.

DIRECTOR COMPENSATION

     Pursuant to its directors' stock option plan, Fundtech granted options to purchase up to 6,000 ordinary shares to each member of the Board of Directors.

     Fundtech does not otherwise currently compensate directors for attending meetings of the Board of Directors or committee meetings of the Board of Directors, but it does reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE LTD.

     During 2000, Mr. Reuven Ben-Menachem who is the Chief Executive Officer, President and Chairman of the Board of Fundtech Ltd. failed to timely file with the Securities and Exchange Commission (the "SEC") three Forms 4 relating to three transactions: Mr. Michael Carus who is an Executive Vice President, Chief Financial Officer, and Chief Operating Officer of Fundtech Ltd. failed to timely file with the SEC one Form 4 relating to one transaction: Mr. Joseph Mazzetti who is the Executive Vice President, Sales and Marketing of Fundtech Ltd. failed to timely file with the SEC one Form 4 relating to one transaction: Mr. Gil Gadot who is an Executive Vice President, of Technology and General Manager of Israeli Operations of Fundtech Ltd.
failed to timely file with the SEC two Forms 4 for three transactions: Mr. J. Edmund Orr III who is an Executive Vice President and General Manager of Electronic Banking of Fundtech Ltd. failed to timely file with the SEC one Form 3, one Form 4 relating to one transaction, and one Form 5 relating to two transactions: Mr. Moti Porath who is a Senior Vice President. Global Strategic Solutions of Fundtech Ltd. failed to timely file with the SEC one Form 3: Mr. Michael Sgroe who is the Senior Vice President and General Manager of the U.S. Payments Division of Fundtech Ltd. failed to timely file with the SEC one Form 3: Mr. Rimon Ben-Shaoul who is a Director of Fundtech Ltd. failed to timely file with the SEC one Form 4 for one transaction: Mr. George Lieberman who is a Director of Fundtech Ltd.
failed to timely file with the SEC one Form 4 relating to one transaction and one Form 5 relating to one transaction; Dr. Jay Morrison who is a Director of Fundtech Ltd. failed to timely file with the SEC one Form 4 relating to one transaction and one Form 5 relating to two transactions: Mr. Achi Racov who is a Director of Fundtech Ltd. failed to timely file with the SEC one
Form 4 relating to one transaction: Ms. Rina Shainski who is a Director of Fundtech Ltd. failed to timely file with the SEC one Form 4 relating to one transaction: Mr. Gil Weiser who is a Director of Fundtech Ltd.
failed to timely file with the SEC one Form 3 and one Form 4 relating to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or distributed during the years ended December 31, 2000, 1999, and 1998 by Fundtech for services rendered by (i) Fundtech's chief executive officer and (ii) Fundtech's four most highly compensated executive officers (the "Named Executive Officers") other than the chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                           -------------
                                                                             SECURITIES
                                              ANNUAL COMPENSATION            UNDERLYING      ALL OTHER
     NAME & PRINCIPAL POSITION           YEAR       SALARY        BONUS        OPTIONS    COMPENSATION(1)
- ---------------------------------    ----------- -----------  -----------  ------------- ----------------
Reuven Ben-Menachem..............        2000     $ 225,000        -          46,000(2)       1,475
  Chief Executive Officer,               1999       200,000     65,000         6,000(3)       2,447
President and Chairman                   1998       165,417    140,000        21,000(4)       2,954

Michael Carus....................        2000       200,000        -          35,000          3,127
  Executive Vice President, Chief        1999       160,000     43,000           -            2,447
  Operating Officer and Chief            1998       145,833     40,000        15,000          2,954
  Financial Officer

Joseph P. Mazzetti...............        2000       200,000        -          35,000             63
  Executive Vice President,              1999       160,000     18,000           -            2,447
  Sales and Marketing                    1998       146,875     25,000        15,000          2,954


J. Edmund Orr, III.(5)...........        2000       146,400     75,000            -           1,560
  Executive Vice President               1999        66,875     25,000        50,000          1,224
  and General Manager, Electronic        1998          -            -             -              -
  Banking Division

Moti Porath......................        2000       189,584     40,000        25,000          1,267
Senior Vice President, Global            1999       140,000         -             -           2,447
Strategic Solutions                      1998       113,124     25,000         4,000          2,954


     (1)  Represents relocation, housing and health insurance premiums.

     (2) Includes 6,000 options granted pursuant to the Director's Option Plan and 40,000 options granted pursuant to Fundtech's employee option plans.

     (3)  Includes 6,000 options granted pursuant to the Director's Option Plan.

     (4) Includes 6,000 options granted pursuant to the Director's Option Plan and 15,000 options granted pursuant to Fundtech's employee option plans.

     (5)  Joined Fundtech Corporation in July 1999.

     No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the Named Executive Officers during any of Fundtech's last three fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 2000. Fundtech has never granted any stock appreciation rights.


                                        INDIVIDUAL GRANTS
                        -----------------------------------------------
                                     PERCENTAGE
                                      OF TOTAL
                         NUMBER OF    OPTIONS                              POTENTIAL REALIZABLE
                         SECURITIES  GRANTED TO                              VALUE AT ASSUMED
                         UNDERLYING  EMPLOYEES    EXERCISE                  ANNUAL RATE STOCK
                          OPTIONS    IN FISCAL   PRICE PER   EXPIRATION   PRICE APPRECIATION FOR
         NAME             GRANTED     YEAR(1)     SHARE(2)      DATE          OPTION TERM(3)
- ------------------      -----------  ----------  ----------  ----------   ----------------------
                                                                              5%           10%
Reuven Ben-Menachem      40,000(4)      4.9%      $ 15.25    04/16/2005    168,532      372,411
                          6,000(5)      0.7%       $19.50    11/29/2005     32,325       71,430
Michael Carus            35,000(4)      4.3%      $ 19.50    04/16/2005    188,562      416,673
Joseph Mazzetti          35,000(4)      4.3%      $ 19.50    04/16/2005    188,562      416,673
J. Edmund Orr, III            -           -           -           -           -            -
Moti Porath              25,000(4)      3.1%      $ 19.50    04/16/2005    134,687      297,624

- ----------

(1) In the year ended December 31, 2000, we granted options to employees and directors options to purchase an aggregate of 818,100 ordinary shares, including options to purchase an aggregate of 42,000 ordinary shares granted to Fundtech's directors.

(2) The exercise price on the date of grant was equal to 100% of the fair market value of the ordinary shares on the date of grant.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent an estimate or projection of Fundtech's future ordinary share prices. These amounts represent certain assumed rates of appreciation in the value of Fundtech's ordinary shares from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the ordinary shares and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

(4) Each option represents the right to purchase one ordinary share. These options were granted pursuant to Fundtech Ltd. 1999 Employee Option Plan or the Fundtech Ltd. 1997 Stock Option Plan for Fundtech Corporation on April 17, 2000. The options vest at a rate of 12.5% every six months.

(5) Each option represents the right to purchase one ordinary share. These options were granted pursuant to Fundtech's Directors Option Plan on November 30, 2000. The options vest at a rate of 25% every three months.

OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes for each of the Named Executive Officers option exercises during fiscal 2000, including the aggregate value of gains on the date of exercise, the total number of unexercised options for ordinary shares, if any, held at December 31, 2000 and the aggregate dollar value of unexercised in-the-money options for ordinary shares, if any, held at December 31, 2000. Value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying ordinary shares on December 31, 2000, which was $17.88 per share. These values have not been, and may never be, realized, as these options have not been, and may never be, exercised. Actual gains, if any, upon exercise will depend on the value of ordinary shares on the date of any exercise of options.


                                                         NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED             IN-THE MONEY OPTIONS
                                                      OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END
                           SHARES                   -----------------------------      ------------------------------
                          ACQUIRED       VALUE
         NAME            ON EXERCISE   REALIZED     EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
         ----            -----------   --------     -----------     -------------      -----------      -------------
Reuven Ben-Menachem       2,250(1)     $ 40,584.00      13,500           13,500         $ 53,692.50       $ 62,692.50
Michael Carus                 -                        30,000           22,500         $374,287.50       $265,162.50
Joseph Mazzetti               -                        27,375           10,125         $348,093.75       $ 85,106.25
J. Edmund Orr, III          3,000      $ 41,250.00      9,500           37,500         $ 43,985.00       $173,625.00
Moti Porath                 6,500      $130,581.25      5,925            7,625         $ 82,061.25       $ 94,353.75


(1)  Includes 2,250 options exercised by his wife.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee for the fiscal year ended December 31, 2000 were Mr. Achi Racov, Ms. Rina Shainski and Dr. Jay Morrison. No member of the Compensation Committee is an officer or employee of Fundtech. The responsibilities of the Compensation Committee include administering Fundtech's stock plans and approving the base compensation of Mr. Reuven Ben-Menachem.

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

     As of March 23, 2001, Fundtech has granted options to purchase 2,243,697 ordinary shares, of which 359,093 options have been exercised and 1,884,604 options remain outstanding. An additional 574,303 options are reserved and remain available to be issued. These options have been reserved and granted pursuant to the following plans:

1996 STOCK OPTION PLANS

     The 102 Plan was adopted in May 1996 and provides for the granting of options under Section 102 of the Israel Income Tax Ordinance ("Section 102"). Pursuant to Section 102 and the rules promulgated thereunder (including the requirement that the options and/or the resulting shares be deposited with a trustee for at least two years), the tax on the benefit arising to the employee from the grant and exercise of options as well as from the allotment of ordinary shares under these options is deferred until the transfer of the options and/or ordinary shares to the employee's name or upon sale of those options and/or ordinary shares. Fundtech will be allowed to claim as an expense for tax purposes the amounts credited to the employees as a benefit upon sale of the shares allotted under the plan at a price exceeding the exercise price, when the related capital gains tax is payable by the employee. The options granted under the 102 Plan vest over a period of four years and expire five years from the date of grant. As of March 23, 2001, we have granted options to purchase 112,504 ordinary shares pursuant to the 102 Plan, of which 112,504 options have been exercised and no options remain outstanding. An additional 8,249 are reserved and remain available to be issued pursuant to the 102 Plan.

     The 1996 U.S. Plan was adopted in October 1996. The options granted under the U.S. Plan vest over a period of four years and expire five years from the date of grant. As of March 23, 2001, Fundtech has granted options to purchase 215,904 ordinary shares pursuant to the 1996 U.S. Plan, of which 107,778 options have been exercised and 108,126 options remain outstanding. An additional 19,596 are reserved and remain available to be issued pursuant to the 1996 U.S. Plan.

1997 STOCK OPTION PLANS

     The 1997 U.S. Plan was adopted in September 1997. The options granted under the 1997 U.S. Plan vest over a period of four years and expire five years from the date of grant. As of March 23, 2001, Fundtech has granted options to purchase 624,137 ordinary shares pursuant to the 1997 U.S. Plan, of which 105,625 options have been exercised and 518,512 options remain outstanding. An additional 2,610 are reserved and remain available to be issued pursuant to the 1997 U.S. Plan.

     The 1997 Israel Plan was adopted in December 1997. The options granted under the 1997 Israel Plan vest over a period of four years and expire five years from the date of grant. As of March 23, 2001, Fundtech has granted options to purchase 670,600 ordinary shares pursuant to the 1997 Israel Plan, of which 25,017 options have been exercised and 645,583 options remain outstanding. An additional 79,400 are reserved and remain available to be issued pursuant to the 1997 Israel Plan.

     On October 20, 1998, the Board of Directors repriced all stock options (other than those held by Directors or the Named Executive Officers) with an exercise price of more than $11.625 to an exercise price of $11.625 (the then current market price of the ordinary shares at the close of trading on that day).

1999 EMPLOYEE OPTION PLAN

     The 1999 Employee Option Plan was adopted in September 1999. The options granted under the 1999 Employee Option Plan vest over a period of four years and expire five years from the date of grant. As of March 23, 2001, Fundtech has granted options to purchase 449,092 ordinary shares pursuant to the 1999 Employee Option Plan, of which 10,419 options have been exercised and 488,633 options remain outstanding. An additional 448,948 are reserved and remain available to be issued pursuant to the 1999 Employee Option Plan.

DIRECTORS' STOCK OPTION PLAN

     The Directors Option Plan was adopted in August 1998. Options granted pursuant to the Directors Option Plan vest over a period of one year and expire five years from the date of grant. As of March 23, 2001, Fundtech has granted options to purchase 126,000 ordinary shares pursuant to the Directors Option Plan, of which no options have been exercised and 126,000 options remain outstanding. An additional 11,000 are reserved and remain available to be issued pursuant to the Directors Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the ordinary shares as of March 23, 2001, and as adjusted to reflect the sale of the ordinary shares in this offering, by (i) all directors,
(ii) all executive officers, (iii) all directors and executive officers as a group, and (iv) each person who is known by Fundtech to own beneficially more than 5% of its outstanding ordinary shares. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Fundtech Ltd., 12 Ha'hilazon Street, Fifth Floor, Ramat Gan, Israel.

                                        NUMBER OF SHARES      PERCENTAGE
                                         BENEFICIALLY       BENEFICIALLY
NAME OF BENEFICIAL OWNER                    OWNED(1)           OWNED(2)
- ------------------------                ----------------    -------------

PRINCIPAL SHAREHOLDERS
Aura Investments Ltd.(3) .........        1,055,000            7.43%
Clal Industries and Investments(4)        3,833,497           27.01%
Franklin Resources Inc.(5) .......          780,880            5.50%
Charles B Johnson(6)..............          780,880            5.50%

Rupert H. Johnson Jr(7) ..........          780,880            5.50%
Templeton Asset Management Ltd.(8)          780,880            5.50%
Provident Funds of Bank Leumi(9) .          760,678            5.36%

DIRECTORS
Reuven Ben-Menachem(10) ..........          394,525            2.77%
Rimon Ben-Shaoul(11)..............           13,500              *

George M. Lieberman(12) ..........           12,000              *
Jay B. Morrison(13) ..............           19,249              *
Achi Racov(14) ...................            7,500              *
Rina Shainski(15) ................           10,500              *
Gil Weiser(16) ...................            1,500              *

EXECUTIVE OFFICERS
Michael Carus(17) ................           52,500              *
Joseph Mazzetti(18) ..............           41,125              *
J. Edmund Orr III(19) ............           15,850              *
Moti Porath(20) ..................           15,487              *

DIRECTORS AND EXECUTIVE OFFICERS
AS A GROUP (19  PERSONS)                    787,035             5.43%

- ----------

* Less than one percent.

     (1) Except as otherwise noted and pursuant to applicable community property laws, each person or entity named in the table has sole voting and investment power with respect to all ordinary shares listed as owned by such person or entity. Shares beneficially owned included shares that may be acquired pursuant to the exercise of fully vested options that are exercisable through May 22, 2001.

     (2) Based on 14,190,804 ordinary shares outstanding. Ordinary shares deemed beneficially owned by virtue of the rights of any person or group to acquire such shares within 60 days of the date of this disclosure are treated as outstanding only for purposes of determining the percentage owned by such person or group.

     (3) Consist of 1,055,000 ordinary shares held by Aura Investment Research and Developments Ltd. The address of the shareholders is 16B Szold Street, Ramat Hasharon, Israel.

     (4) Consists of 3,833,497 ordinary shares held by Clal Industries and Investments Ltd. ("CII"). The address of Clal is Clal Atidim Tower, Building No. 4, Tel Aviv 61581, Israel.

     (5) The securities covered by footnotes five through eight are beneficially owned by one or more open or closed - end investments companies or other managed accounts which are advised by direct or indirect investment advisory subsidiaries (the "Adviser Subsidiary") of Franklin Resources Inc. Such advisory contracts grant to such Adviser Subsidiaries all investment and/or voting power over the securities owned by such advisory clients.

          Franklin Resources Inc. is the parent holding company of Templeton Asset Management Limited, an investment adviser. Consists of 780,880 ordinary shares held by Templeton Asset Management Limited. The address of Franklin Resources is 777 Mariners Island Blvd, San Mateo, CA 94404. See also footnotes 6 - 8.

     (6) Consists of 780,880 ordinary shares held by Templeton Asset Management Limited. Charles B. Johnson owns an excess of 10% of the outstanding common stock of Franklin Resources Inc. The address of Charles B. Johnson is 777 Mariners Island Blvd, San Mateo, CA 94404. See also footnotes 5, 7 - 8.

     (7) Consists of 780,880 ordinary shares held by Templeton Asset Management Limited. Rupert H. Johnson owns an excess of 10% of the outstanding common stock of Franklin Resources Inc. The address of Rupert H. Johnson Jr. is 777 Mariners Island Blvd, San Mateo, CA 94404. See also footnotes 5 -6, 8.

     (8) Consists of 780,880 ordinary shares held by Templeton Asset Management Limited, over which Templeton Asset Management Limited has the sole power to vote or direct the vote of 734,440 and the sole power to dispose or direct disposition of 780,880 shares. The address for Templeton Asset Management Limited is 7 Temasek Blvd. #38-03, Suntec Tower One, Singapore 0389897. See also footnotes 5 -7.

     (9) Consists of 760,678 ordinary shares held by Provident Funds of Bank Leumi le-Israel E.M., an employment benefit plan or endowment fund. The address of Provident Funds of Bank Leumi is 6 Kauffman Street, Beit Gibor, Tel-Aviv 68012, Israel.

     (10) Includes 359,150 ordinary shares held by Reuven Ben-Menachem. Also includes options to purchase 13,500 ordinary shares granted pursuant to the Directors' Option Plan and options to purchase 21,875 ordinary shares granted pursuant to the relevant plan(s) for granting option to employees of the company and its subsidiaries ("Employee Option Plan(s)") held by Reuven Ben-Menachem.

     (11) Consists of options to purchase 13,500 ordinary shares granted pursuant to the Directors' Option Plan held by Mr. Ben-Shaoul. The address of Rimon Ben-Shaoul is c/o Clal Industries and Investments Ltd., Clal Atidim Tower, Building No. 4, Tel Aviv 61581, Israel.

     (12) Consists of options to purchase 12,000 ordinary shares granted pursuant to the Directors' Option Plan held by George Lieberman.

     (13) Includes 5,607 ordinary shares held by Jay Morrison and 142 ordinary shares held by Newbury Investors Inc. of which Dr. Morrison is a General Partner and 50% shareholder. Dr. Morrison disclaims beneficial ownership of such shares except to the extent of his proportionate pecuniary interest therein. Also includes options to purchase 13,500 ordinary shares granted pursuant to the Directors' Option Plan held by Dr. Morrison. The address of Dr. Morrison is 460 Dalewood Drive, Orinda, California. The address of Newbury Investors Inc. is 535 Pacific Avenue, San Francisco, California.

     (14) Consists of options to purchase 7,500 ordinary shares granted pursuant to the Directors' Option Plan held by Achi Racov.

     (15) Consists of options to purchase 10,500 ordinary shares granted pursuant to the Directors' Option Plan held by Rina Shainski.

     (16) Consist of options to purchase 1,500 ordinary shares granted pursuant to the Directors' Option Plan held by Gil Weiser.

     (17) Consists of options to purchase 52,5000 ordinary shares granted pursuant to the relevant Employee Option Plan(s) held by Michael Carus.

     (18) Includes 500 ordinary shares held by Joseph Mazzetti. Also includes options to purchase 40,625 ordinary shares granted pursuant to the relevant Employee Option Plan(s) held by Joseph Mazzetti.

     (19) Includes 100 ordinary shares held by J. Edmund Orr III. Also includes options to purchase 15,750 ordinary shares granted pursuant to the relevant Employee Option Plan(s) held by J. Edmund Orr III.

     (20) Includes options to purchase 15,487 ordinary shares granted pursuant to the relevant Employee Option Plan(s) held by Moti Porath.

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

     On April 17,2000, Fundtech granted certain executive officers options to purchase an aggregate of 269,200 ordinary shares at an exercise price of $19.50 per share. Such options vest over four years and expire five years from the date of grant.

     On October 30, 2000, Fundtech granted certain executive officers options to purchase an aggregate of 35,000 ordinary shares at an exercise price of $15.00 per share. Such options vest over four years and expire five years from the date of grant.

     On November 30, 2000, Fundtech agreed to grant options to purchase an aggregate of 42,000 ordinary shares to members of the Board of Directors. These grants were made following the election of a Board of Directors at Fundtech's annual general meeting of the shareholders in November 2000. The options vest over a period of one year and expire five years from the date of grant.

REGISTRATION RIGHTS

     Fundtech has entered into agreements with some of its existing shareholders entitling them to certain registration rights (relating to 914,890 ordinary shares). Pursuant to such agreements, Fundtech's existing shareholders will each have the right, exercisable at any time within four years from the date of IPO, to demand one registration of their shares under the Securities Act. In addition, each of the parties to such agreements (other than Fundtech) will have the right to have its shares included in certain registration statements of Fundtech.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS


     Consolidated Financial Statements of Fundtech Ltd. for the three years ended December 31, 1998, 1999, and 2000.


                                             PAGE
                                             ----
Report of Independent Auditors..........    F-2

Consolidated Balance Sheets.............    F-3 - F-4

Consolidated Statements of Operations...    F-5
Statements of Changes in Shareholders'
Equity..................................    F-6
Consolidated Statements of Cash Flows...    F-7 - F-8
Notes to Consolidated Financial Statements  F-9 - F-29

     All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

(B) REPORTS ON FORM 8-K

     Fundtech did not file any Forms 8-K during the fourth quarter of fiscal year 2000 ending on December 31, 2000.

EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
- -------  ----------------------
  3.1     Amended Memorandum of Association of Registrant*
  3.2     Amended and Restated Articles of Association of
          Registrant*
  4.1     Form of Ordinary Share Certificate*
  4.2     Form of Registration Rights*
 10.1     Asset Purchase Agreement dated September 30, 1999, by
          and among FCMS, LLC., Fundtech Corporation, Sterling
          Commerce (Northern America), INC., Sterling Commerce (America)
          INC.
          and Sterling Commerce, INC.*****
 10.2     Software Development, Licensing and Maintenance
          Agreement, dated September 26, 1997, by and between Merrill Lynch and Fundtech*+
 10.3     Development and Distribution License Agreement, dated
          August 15, 1997, by and between Compaq and Fundtech*+
 10.4     Share Purchase Agreement, dated June 1, 1999, by and among
          Fundtech Ltd., Biveroni Batschelet Partners AG and
          the Shareholders listed on Schedule I thereto.******
 10.5     Fundtech Ltd. 1996 Employee Stock Option Plan for the
          Employees of Fundtech Ltd.*
 10.6     Fundtech Ltd. 1996 Employee Stock Option Plan for the
          Employees of Fundtech Ltd. and the Employees of
          Fundtech Corp.*
 10.7     Fundtech Ltd. 1997 Stock Option Plan for Fundtech
          Corporation*
 10.8     Fundtech Ltd. December 1997 Israeli Share Option Plan
          (English summary)*
 10.9     Fundtech Ltd. 1999 Employee Option Plan****
10.10     Fundtech Ltd. Directors Option Plan*******
10.11     Loan Agreement, dated March 1993, between Fundtech and
          Aura Research & Development Ltd., as amended (English
          summary)*
10.12     Grant Approvals issued by the Chief Scientist to
          Fundtech (English summary of representative approval)*
10.13     Grant Approvals issued by the Marketing Fund to
          Fundtech (English summary)*
10.14     Asset Purchase Agreement between CheckFree Corporation
          and Fundtech Ltd., dated as of April 20, 1998**
10.15     Employment Agreement between Reuven Ben-Menachem and
          Fundtech Corporation, dated November 25, 1997***
10.16     Lease Agreement relating to Fundtech's Facility in
          Ramat Gan, Israel (English summary)***
10.17     Lease Agreement relating to Fundtech's Facility in
          Norcross, Georgia***
10.18     Lease Agreement relating to Fundtech's Facility in
          Jersey City, New Jersey

 10.19    Lease Agreement relating to Fundtech's Facility in
          Carrollton, Texas

 10.20    Lease Agreement relating to Fundtech's Facility in
          Burlington, Massachussetts

  21      Subsidiaries of Registrant
 23.1     Consent of Kost, Forer & Gabbay

- ----------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.


                            FUNDTECH LTD.


                            By:    REUVEN BEN-MENACHEM
                               --------------------------------------
                            Name:  Reuven Ben-Menachem
                            Title: Chairman of the Board of Directors,
                            Chief  Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated:


          SIGNATURE                                TITLE                    DATE
          ---------                                -----                    ----
    /s/ REUVEN BEN-MENACHEM              Chairman of the Board of        March 30, 2001
- -------------------------------          Directors,
      Reuven Ben-Menachem                Chief Executive Officer and
                                         President

       /s/ MICHAEL CARUS                 Executive Vice President,        March 30, 2001
- -------------------------------          Chief Operating Officer and
        Michael Carus                    Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

      /s/ RIMON BEN-SHAOUL               Director                        March 30, 2001
- -------------------------------
        Rimon Ben-Shaoul

    /s/ GEORGE M. LIEBERMAN              Director                        March 30, 2001
- -------------------------------
      George M. Lieberman

      /s/ JAY B. MORRISON                Director                        March 30, 2001
- -------------------------------
        Jay B. Morrison

                                         Director                        March 30, 2001
- -------------------------------
          Achi Racov

       /s/ RINA SHAINSKI                 Director                        March 30, 2001
- -------------------------------
         Rina Shainski

       /s/ GIL WEISER                    Director                        March 30, 2001
- -------------------------------
         Gil Weiser

FUNDTECH CORP.

    /s/ REUVEN BEN-MENACHEM              Chief Executive Officer         March 30, 2001
- -------------------------------
     Reuven Ben-Menachem,

                                  EXHIBIT INDEX

 EXHIBIT NO.                             EXHIBIT
- ------------    -------------------------------------------------------------
     3.1        Amended Memorandum of Association of Registrant*
     3.2        Amended and Restated Articles of Association of
                Registrant*
     4.1        Form of Ordinary Share Certificate*
     4.2        Form of Registration Rights*
    10.1        Asset Purchase Agreement dated September 30, 1999, by
                and among FCMS, LLC., Fundtech Corporation, Sterling
                Commerce (Northern America), INC., Sterling Commerce (America)
                INC.
                and Sterling Commerce, INC.*****
    10.2        Software Development, Licensing and Maintenance
                Agreement, dated September 26, 1997, by and between Merrill
                Lynch and Fundtech*+
    10.3        Development and Distribution License Agreement, dated
                August 15, 1997, by and between Compaq and Fundtech*+
    10.4        Share Purchase Agreement, dated June 1, 1999, by and among
                Fundtech Ltd., Biveroni Batschelet Partners AG and the Shareholders
                listed on Schedule I thereto.******
    10.5        Fundtech Ltd. 1996 Employee Stock Option Plan for the
                Employees of Fundtech Ltd.*
    10.6        Fundtech Ltd. 1996 Employee Stock Option Plan for the
                Employees of Fundtech Ltd. and the Employees of Fundtech Corp.*
    10.7        Fundtech Ltd. 1997 Stock Option Plan for Fundtech
                Corporation*
    10.8        Fundtech Ltd. December 1997 Israeli Share Option Plan
                (English summary)*
    10.9        Fundtech Ltd. 1999 Employee Option Plan****
   10.10        Fundtech Ltd. Directors Option Plan*******
   10.11        Loan Agreement, dated March 1993, between Fundtech
                and Aura Research & Development Ltd., as amended (English
                summary)*
   10.12        Grant Approvals issued by the Chief Scientist to
                Fundtech (English summary of representative approval)*
   10.13        Grant Approvals issued by the Marketing Fund to
                Fundtech (English summary)*
   10.14        Asset Purchase Agreement between CheckFree
                Corporation and Fundtech Ltd., dated as of April 20, 1998**
   10.15        Employment Agreement between Reuven Ben-Menachem and
                Fundtech Corporation, dated November 25, 1997***
   10.16        Lease Agreement relating to Fundtech's Facility in
                Ramat Gan, Israel (English summary)***
   10.17        Lease Agreement relating to Fundtech's Facility in
                Atlanta, Georgia***
   10.18        Lease Agreement relating to Fundtech's Facility in
                Jersey City, New Jersey
   10.19        Lease Agreement relating to Fundtech's Facility in
                Carrollton, Texas
   10.20        Lease Agreement relating to Fundtech's Facility in
                Burlington, Massachussetts
   21           Subsidiaries of Registrant
   23.1         Consent of Kost, Forer & Gabbay

- ----------

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