Form 10-Q
period 2001-03-31
FUNDTECH LTD
filed 2001-05-15
CIK 1054836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,198,803 shares of Ordinary Shares, NIS 0.01 par value, as of March 31, 2001.

                                  FUNDTECH LTD.
                                TABLE OF CONTENTS




                                     PART I
                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements ............................................   p. 3

Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000 ...   p. 3

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended
         March 31, 2001 and March 31, 2000 .....................................................   p. 4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31,
         2001 and March 31, 2000 ...............................................................   p. 5

Notes to Condensed Consolidated Financial Statements (unaudited) ...............................   p. 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..   p. 7

Item 3. Quantitative and Qualitative Disclosure About Market Risk ..............................   p. 9



                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K .......................................................   p. 10


Signatures .....................................................................................   p.10


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     PART I
                              FINANCIAL INFORMATION

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         March 31,         December 31,
ASSETS                                                     2001               2000
                                                           ----               -----
                                                        (unaudited)
Current assets:
Cash and cash equivalents                               $  19,470          $  18,116
Short-term bank deposits                                       --              3,132
Marketable Securities                                      42,280             42,067
Trade receivables, net                                     28,071             24,375
Other current assets                                        3,400              2,719
                                                        ---------          ---------

Total current assets                                       93,221             90,409
                                                        ---------          ---------

Long-term trade receivables                                 3,727              3,673
Long-term lease deposits                                      494                476
Property and equipment, net                                10,804             11,038
Other assets, net                                          21,851             20,933
                                                        ---------          ---------

Total assets                                            $ 130,097          $ 126,529
                                                        =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Trade payables                                          $   2,791          $   3,090
Deferred revenues and accrued expenses                      9,278              3,479
                                                        ---------          ---------

     Total current liabilities                             12,069              6,569

Other Liabilities                                             250                246

Shareholders' equity:

Share capital                                                  42                 42
Additional paid-in capital                                139,444            139,420
Accumulated other comprehensive loss                       (5,290)            (3,951)
Deferred stock compensation                                   (24)               (32)
Accumulated deficit                                       (16,394)           (15,765)
                                                        ---------          ---------

     Total shareholders' equity                           117,778            119,714
                                                        ---------          ---------

     Total liabilities and shareholders' equity         $ 130,097          $ 126,529
                                                        =========          =========


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                                      Three Months
                                                                     Ended March 31,
                                                                     ---------------
                                                               2001                  2000
                                                               ----                  ----
Revenues
     Software license fees                             $      6,776          $      5,381
     Maintenance and services fees                            6,284                 3,982
     Hardware sales                                              87                   641
                                                       ------------          ------------

         Total revenues                                      13,147                10,004
                                                       ------------          ------------

Cost of revenues
     Software license costs                                     324                    31
     Maintenance and services costs                           4,896                 2,716
     Hardware costs                                              69                   507
                                                       ------------          ------------
         Total cost of revenues                               5,289                 3,254
                                                       ------------          ------------

         Gross profit                                         7,858                 6,750
                                                       ------------          ------------

Operating expenses:
     Software development                                     4,251                 4,175
     Selling and marketing, net                               2,666                 2,466
     General and administrative                               2,106                 1,655
     Amortization of acquisition-related
         Intangible assets                                      632                   603
                                                       ------------          ------------
Total operating expenses                                      9,655                 8,899
                                                       ------------          ------------

Operating loss                                               (1,797)               (2,149)
Financial income, net                                         1,168                 1,401
                                                       ------------          ------------

Net loss                                               $       (629)         $       (748)
                                                       ============          ============

Net loss per share:
     Basic loss per share                              $      (0.04)         $      (0.05)
     Diluted loss per share                            $      (0.04)         $      (0.05)

Shares used in computing:
     Basic loss per share                                14,185,593            13,987,202
     Diluted loss per share                              14,185,593            13,987,202
     Adjusted net income (loss) per share (a):
     Adjusted net income (loss) used in
         computing net income (loss) per share         $          3          $       (145)
     Diluted adjusted income (loss) per share          $       0.00          $      (0.01)
     Shares used in computing diluted
         income (loss) per share                         14,361,283            13,987,202

(a) Adjusted net income (loss) and adjusted net income (loss) per share excluded the pre-tax effects of the line item "Amortization of acquisition-related intangible assets", listed above.


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
            For Three Months Ended March 31, 2001 and March 31, 2000
                                 (in thousands)

                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                                 2001             2000
                                                                                                ------           -------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $   (629)         $   (748)
     Adjustments to reconcile net loss to net cash provided by  operating activities:
         Depreciation and amortization                                                           1,558             1,235
         Amortization of deferred stock compensation                                                 8                16
         Capital gain on sale of property and equipment                                             --                (4)
         Increase (decrease) in other liabilities                                                  (18)               35
         Increase in trade and long term receivables, net                                       (3,792)           (4,622)
         Increase in other current assets                                                         (764)             (117)
         Increase (decrease) in trade payables                                                    (283)              439
         Increase in deferred revenues and accrued expenses                                      5,937             6,058
                                                                                              --------          --------

Net cash provided by operating activities                                                        2,017             2,292
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                                       (794)             (939)
         Proceeds from sale of property and equipment                                               --                22
         Capitalization of software development costs                                           (2,133)               --
         Proceeds from sale of short-term bank deposits                                          3,170                --
         Investment in available for sale marketable securities                                   (864)             (841)
                                                                                              --------          --------

     Net cash used in investing activities                                                        (621)           (1,758)
                                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the exercise of stock
               options and warrants, net                                                            24               902
                                                                                              --------          --------

     Net cash provided by financing activities                                                      24               902
                                                                                              --------          --------

Effect of exchange rate on cash and cash equivalents                                               (66)             (184)

Increase in cash and cash equivalents                                                            1,354             1,252
Cash and cash equivalents at the beginning of the period                                        18,116            41,493
                                                                                              --------          --------

Cash and cash equivalents at the end of the period                                            $ 19,470          $ 42,475
                                                                                              ========          ========

      See notes to condensed consolidated financial statements (unaudited)

                                  FUNDTECH LTD.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.       NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Our reconciliation of the numerators and denominators used in computing the basic and diluted net loss per share is as follows:

                                                                   Three Months Ended
                                                                       March 31,
                                                             2001                     2000
                                                             ----                     ----
                                                 (U.S. dollars in thousands, except share amounts)
Numerator:
     Numerator for basic and diluted per share
       amounts - net loss                              $       (629)         $       (748)

Denominator:
     Denominator for basic net loss
       per share weighted average shares                 14,185,593            13,987,202

Effect of dilutive stock options and warrants                    --                    --
     Denominator for dilutive net loss
       per share weighted average shares and
       assumed conversions                               14,185,593            13,987,202

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following table sets forth certain financial data and the percentage total revenue of the Company for the periods indicated:

                                                                           (Unaudited)
                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     (dollars in Thousands)
                                                                % of                              % of
                                                2001           Revenues           2000           Revenues
                                                ----           --------           ----           --------
Revenues:
Software license fees                       $  6,776             51.5%        $  5,381             53.8%
Maintenance and services fees                  6,284             47.8            3,982             39.8
Hardware sales                                    87              0.7              641              6.4
                                            --------          -------         --------          -------
Total revenues                                13,147            100.0           10,004            100.0

Cost of revenues:
Software license costs                           324              2.5               31              0.3
Maintenance and services costs                 4,896             37.2            2,716             27.1
Hardware costs                                    69              0.5              507              5.1
                                            --------          -------         --------          -------
Total cost of revenues                         5,289             40.2            3,254             32.5
                                            --------          -------         --------          -------

Gross profit                                   7,858             59.8            6,750             67.5
                                            --------          -------         --------          -------

Operating expenses:
Software development                           4,251             32.3            4,175             41.7
Selling and marketing, net                     2,666             20.3            2,466             24.7
General and administrative                     2,106             16.0            1,655             16.5
Amortization of acquisition-related
  intangible assets                              632              4.8              603              6.0
                                            --------          -------         --------          -------
Total operating expenses                       9,655             73.4            8,899             88.9
                                            --------          -------         --------          -------

Operating loss                                (1,797)           (13.6)          (2,149)           (21.4)
Financial income, net                          1,168              8.9            1,401             14.0
                                            --------          -------         --------          -------

Net loss                                    $   (629)            (4.7)%       $   (748)            (7.4)%
                                            ========          =======         ========          =======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

SOFTWARE LICENSE FEES. Software license fees consist of revenue derived from software license agreements entered into between Fundtech and its customers. Software license fees increased by $1,395,000 to $6,776,000 in the three months ended March 31, 2001 from $5,381,000 for the three months ended March 31, 2000, an increase of 26%. This increase was primarily attributable to the sale of our Access.Pro and Payplus CLS product offerings.

MAINTENANCE AND SERVICES FEES. Maintenance and services fees include revenue derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the software license. Maintenance and services fees increased by $2,302,000 to $6,284,000 in the three months ended March 31, 2001 from $3,982,000 in the three months ended March 31, 2000, an increase of 58%. The increase is commensurate with the increase in the software license fees and the increase in the proportion of services fees from the large contracts received this quarter including the Citibank contract.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $554,000 to $87,000 in the three months ended March 31, 2001 from $641,000 in the three months ended March 31, 2000, a decrease of 86%.
The decrease in hardware sales was attributable to the number of software licenses sold whereby the customer purchased hardware through the Company.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, direct personnel costs associated with software delivery, product media, duplication, manuals, shipping and royalties to others. Software license costs increased by $293,000 to $324,000 in the three months ended March 31, 2001 from $31,000 in the three months ended March 31, 2000, an increase of 945%. The gross margin of software license fees decreased to 95% in the three months ended March 31, 2001, from 99% in the three months ended March 31, 2000. The decrease in margin was primarily due to an increase of royalties to others on embedded software as well as additional direct costs of personnel associated with software delivery.

MAINTENANCE AND SERVICES COSTS. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $2,180,000 to $4,896,000 in the three months ended March 31, 2001 from $2,716,00 in the three months ended March 31, 2000, an increase of 80%. The gross margin on maintenance and services fees decreased from 32% in the three months March 31, 2000 to 22% in the three months ended March 31, 2001. The decrease in gross margin was primarily due to an increase contracts that include lower margin third-parties services performed and billed by the company as prime vendor.

HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $438,000 to $69,000 in the three months ended March 31, 2001 from $507,000 in the three months ended March 31, 2000, a decrease of 86%. The gross margin on hardware remained constant at 21% in the three months March 31, 2001 compared to the three months ended March 31, 2000.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products. Software development expenses increased by $76,000 to $4,251,000 in the three months ended March 31, 2001, from $4,175,000 in the three month ended March 31, 2000, an increase of 2%. This amount excludes $2,133,000 of capitalized costs, incurred principally for the development of new product offerings by the Company such as Global PAYplus . As a percentage of total revenue, software development decreased to 32% this quarter from 42% in the same period in the prior year.

SELLING AND MARKETING, NET. Selling and marketing expenses increased by $200,000 to $2,666,000 in the three months ended March 31, 2001 from $2,466,000 in the three months ended March 31, 2000, an increase of 8%. Selling and marketing expenses as a percentage of revenues decreased from 25% in March 31, 2000 to 20% in the three months ended March 31, 2001 due to an increase in the average sales attributable to each salesperson.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $451,000 to $2,106,000 in the three months ended March 31, 2001 from $1,655,000 in the three months ended March 31, 2000, an increase of 27%. The increase is primarily due to the expansion of the business.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization expense increased by $29,000 to $632,000 in the three months ended March 31, 2001 from $603,000 in the three months ended March 31, 2000, an increase of 5%. This increase was due to the adjustments recorded during 2000 in the goodwill of the BBP and Sterling acquisitions.

FINANCIAL INCOME, NET. Net financial income decreased by $233,000 to $1,168,000 in the three months ended March 31, 2001 from $1,401,000 in the three months ended March 31, 2000, a decrease of 17%. The decrease in financial income is due mainly to the lower average cash balance and declining interest rates on the cash and cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

         Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $139.4 million, including net proceeds from the IPO in the amount of approximately $29.0 million, proceeds from the secondary public offering in the amount of approximately $92.3 million, and grants from the Government of Israel.

As of March 31, 2001, Fundtech's working capital was $81.2 million. Cash and cash equivalents and marketable securities were $61.8 million. Fundtech provided net cash from operations amounting to $2 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively.

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

         None

(b)      Reports on Form 8-K

         During the quarter, Fundtech filed the following Current Report on Form 8-K:

(1) A Current Report on Form 8-K dated and filed March 27, 2001, which includes Fundtech and its subsidiaries' consolidated balance sheets as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Fundtech Ltd.
                                           (Registrant)


                                           /s/  Reuven Ben-Menachem
                                           -----------------------------------
Dated:        May 15, 2001                 Chairman, President and CEO


                                           /s/  Michael Carus
                                           -----------------------------------
Dated:        May 15, 2001                 Executive Vice President & CFO
                                           (Principal Financial Officer)