Form 10-Q
period 2001-06-30
FUNDTECH LTD
filed 2001-08-14
CIK 1054836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20459

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,203,946 shares of Ordinary Shares, NIS 0.01 par value, as of June 30, 2001.

                                  FUNDTECH LTD.
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Financial Statements.......................................................p. 3

Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000................p. 3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended
         June 30, 2001 and June 30, 2000...................................................................p. 4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30,
         2001 and June 30, 2000........................................................................... p. 5

Notes to Condensed Consolidated Financial Statements (unaudited)...........................................p. 6

Item  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........... p. 9

Item  3.  Quantitative and Qualitative Disclosure About Market Risk.................................... ...p. 11




                                     PART II
                                OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K.................................................................p. 12

Index To Exhibits..........................................................................................p. 12

Signatures.................................................................................................p. 13

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     PART I
                              FINANCIAL INFORMATION

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                              June 30,            December 31,
ASSETS                                                          2001                  2000
                                                              --------            ------------
                                                            (unaudited)
Current assets:

Cash and cash equivalents                                    $    13,718           $   18,116
Short-term bank deposits                                               -                3,132
Marketable Securities                                             41,764               42,067
Trade receivables, net                                            26,353               24,375
Other current assets                                               2,202                2,719
                                                             -----------           ----------
Total current assets                                              84,037               90,409
                                                             -----------           ----------

Long-term trade receivables                                        4,005                3,673
Long-term lease deposits                                             782                  476
Property and equipment, net                                       10,368               11,038
Other assets, net                                                 23,061               20,933
                                                             -----------           ----------
Total assets                                                 $   122,253           $  126,529
                                                             ===========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Trade payables                                               $     1,705           $    3,090
Accrued non-recurring expenses                                     2,163                   --
Deferred revenues and accrued expenses                             9,004                3,479
                                                             -----------           ----------
     Total current liabilities                                    12,872                6,569

Other Liabilities                                                    184                  246

Shareholders' equity:

Share capital                                                         42                   42
Additional paid-in capital                                       139,504              139,420
Accumulated other comprehensive loss                              (6,968)              (3,951)
Deferred stock compensation                                          (20)                 (32)
Accumulated deficit                                              (23,361)             (15,765)
                                                             -----------           ----------
     Total shareholders' equity                                  109,197              119,714
                                                             -----------           ----------
     Total liabilities and shareholders' equity              $   122,253           $  126,529
                                                             ===========           ==========

      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

                                                              Three Months             Six Months
                                                             Ended June 30,           Ended June 30,
                                                        ---------------------      --------------------

                                                           2001        2000          2001        2000
                                                        ---------    --------      --------     -------
Revenues

     Software licenses fees                             $  4,006     $  6,810      $  10,782   $  12,191
     Maintenance and service fees                          6,983        4,210         13,267       8,192
     Hardware sales                                          129          295            216         936
                                                        --------     --------      ---------   ---------
         Total revenues                                   11,118       11,315         24,265      21,319
                                                        --------     --------      ---------   ---------

Cost of revenues

     Software licenses costs                                 277           31            601          62
     Maintenance and services costs                        4,902        2,764          9,798       5,480
     Hardware costs                                          104          243            173         750
                                                        --------     --------      ---------   ---------
         Total cost of revenues                            5,283        3,038         10,572       6,292
                                                        --------     --------      ---------   ---------
         Gross profit                                      5,835        8,277         13,693      15,027
                                                        --------     --------      ---------   ---------

Operating expenses:
     Software development                                  4,696        4,159          8,947       8,334
     Selling and marketing, net                            2,675        2,412          5,341       4,878
     Amortization of acquisition-related goodwill
         and other intangible assets                         621          603          1,253       1,206
     General and administrative                            2,393        1,597          4,499       3,252
     Impairment charges                                    1,035            0          1,035           0
     Non-recurring expenses                                2,438            0          2,438           0
                                                        --------     --------      ---------   ---------
Total operating expenses                                  13,858        8,771         23,513      17,670
                                                        --------     --------      ---------   ---------

Operating loss                                            (8,023)        (494)        (9,820)     (2,643)
Financial income, net                                      1,056        1,605          2,224       3,006
                                                        --------     --------      ---------   ---------
Net income (loss)                                       $ (6,967)    $  1,111      $  (7,596)  $     363
                                                        ========     ========      =========   =========
Net income (loss) per share:

     Basic income (loss) per share                      $  (0.49)    $   0.08      $   (0.54)   $   0.03
     Diluted income (loss) per share                    $  (0.49)    $   0.08      $   (0.54)   $   0.02

Shares used in computing:
     Basic income (loss) per share                    14,202,319   14,058,822     14,194,002  14,025,604
     Diluted income (loss) per share                  14,202,319   14,793,100     14,194,002  14,820,336
     Adjusted net income (loss) per share (a):
     Adjusted net income (loss) used in
         computing net income (loss) per share          $ (2,874)    $  1,714      $  (2,870)   $  1,569
     Diluted adjusted net income (loss) per share       $  (0.20)    $   0.12      $   (0.20)   $   0.11
     Shares used in computing diluted
          net income (loss) per share                 14,202,319   14,793,100     14,194,002  14,820,336


(a) Adjusted net income (loss) and adjusted net income (loss) per share excludes the pre-tax effects of the line item "Amortization of acquisition-related goodwill and other intangible assets", "Impairment charges" and "Non-recurring expenses", listed above.

See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        2001            2000
                                                                                      --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                                $ (7,596)       $    363
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                   3,144           2,531
         Impairment charges                                                              1,035              --
         Amortization of deferred stock compensation                                        12              33
         Capital gain on sale of property and equipment                                     --              (4)
         Increase in trade receivables and long-term trade receivables                  (2,395)         (5,673)
         Decrease in other  current assets                                                (607)           (389)
         Decrease in trade payables                                                     (1,375)            (18)
         Increase in accrued non-recurring expenses                                      2,163              --
         Increase in deferred revenues and accrued expenses                              5,676           2,247
         Decrease in other liabilities                                                     (16)             --
                                                                                      --------        --------
Net cash provided by (used in) operating activities                                         41            (859)
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Investment in long-term lease deposits                                           (282)             --
         Purchase of property and equipment                                             (1,302)         (1,922)
         Investment in available for sale marketable securities                         (1,724)         (1,646)
         Proceeds from sale of short-term bank deposits                                  3,170              --
         Proceeds from sale of property and equipment                                       --              23
         Capitalization of software development costs                                   (4,227)             --
                                                                                      --------        --------
     Net cash used in investing activities                                              (4,365)         (3,545)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from the issuance of share capital and exercise of
              stock options and warrants, net                                               84           1,002
                                                                                      --------        --------
     Net cash provided by financing activities                                              84           1,002
                                                                                      --------        --------
Effect of exchange rate on cash and cash equivalent                                       (158)           (246)
                                                                                      --------        --------
Decrease in cash and cash equivalents                                                   (4,398)         (3,648)
Cash and cash equivalents at the beginning of the period                                18,116          41,493
                                                                                      --------        --------
Cash and cash equivalents at the end of the period                                    $ 13,718        $ 37,845
                                                                                      ========        ========


      See notes to condensed consolidated financial statements (unaudited)

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (In Thousands, Except Share and Per Share Data)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2001 and for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.       NON-RECURRING EXPENSES

In response to declines associated with the current cautious IT spending environment within the financial services industry, during the second quarter of 2001, the Company adopted a restructuring and integration plan. As part of that plan, the Company will reduce its work force by approximately twenty percent (20%) from its May 2001 level of 455 employees and sublet portions of its existing office space. As part of the plan, the Company will also consolidate aspects of its Dallas operation into its existing Atlanta operations in order to improve efficiency and eliminate duplicate cost structures.

As a result, the Company recorded non-recurring expenses totaling $2,438 in connection with the restructuring and integration plan, as follows:


                                                                   Three Months
                                                                  ended June 30,
                                                                      2001
                                                                 ---------------
Facility closures and related costs                                       $1,561
Employee termination benefits and related costs                              746
Integration costs                                                            131
                                                                 ---------------
Total                                                                     $2,438
                                                                 ===============


The Company's management believes that the restructuring and integration plan will be substantially completed by the end of 2001. All integration charges have been expensed as incurred.

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (In Thousands, Except Share and Per Share Data)


The following table summarizes the current status of this plan as of June 30, 2001:


                                                                                  Actual
                                                                               Payments To          Ending
                                                               Provision          Date            Liability
                                                              -----------      -----------        ---------
Restructuring Costs:

Employee termination benefits and related costs                 $   746            $    19          $   727
Facility closures and related costs                               1,561                125            1,436
                                                                -------            -------          -------
Total Restructuring Costs                                         2,307                144            2,163
                                                                -------            -------          -------
Integration costs:

Relocation, recruiting and other employees costs                    131                131               --
                                                                -------            -------          -------
Total non-recurring expenses                                    $ 2,438            $   275          $ 2,163
                                                                =======            =======          =======

3.       IMPAIRMENT CHARGES

In response to current market conditions and internal management considerations, primarily the cautious IT spending environment within financial institutions, the management of the Company has decided to re-evaluate certain investments and to re-focus its efforts on its core business. This evaluation resulted in an impairment charge of $1,035, representing the excess of the carrying value over the estimated fair market value of the assets.

4.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Under the new rules, other intangible assets will continue to be amortized over their useful lives.

The Company will begin to apply the new rule in the first quarter of 2002. The Company is currently amortizing goodwill and other intangible assets at the rate of $ 2,460 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company can not yet estimate what the effect of these tests will be on its earnings and financial position.

                       FUNDTECH LTD. AND ITS SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

5.       NET INCOME (LOSS) PER SHARE

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


                                                          Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                       -------------------------    -------------------------
                                                           2001         2000           2001           2000
                                                       -----------   -----------    -----------   -----------
Numerator:
     Numerator for basic and diluted per share
       amounts - net income (loss)                        $(6,967)       $1,111        $(7,596)         $363

Denominator:
     Denominator for basic net income (loss)
       per share weighted average shares               14,202,319    14,058,822     14,194,002    14,025,604

Effect of dilutive stock options and warrants                  --       734,278             --       794,732

Denominator for dilutive net income (loss)
       per share weighted average shares
       and assumed conversions                         14,202,319    14,793,100     14,194,002    14,820,336

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenue of the Company for the periods indicated:


                                                                   Three Months Ended June 30,
                                                     --------------------------------------------------
                                                                          (unaudited)
                                                                         (In Thousands)

                                                                     % of                      % of
                                                        2001       Revenues       2000       Revenues
                                                     ---------    ----------   ---------   ------------
Revenues:
Software license fees                                $  4,006         36.0%     $  6,810        60.2%
Maintenance and services fees                           6,983         62.9         4,210        37.2
Hardware sales                                            129          1.1           295         2.6
                                                     --------        -----      --------      ------
Total revenues                                         11,118        100.0        11,315       100.0

Cost of revenues:
Software license costs                                    277          2.5            31         0.3
Maintenance and services costs                          4,902         44.1         2,764        24.4
Hardware costs                                            104          1.0           243         2.1
                                                     --------        -----      --------      ------
Total cost of revenues                                  5,283         47.6         3,038        26.8
                                                     --------        -----      --------      ------

Gross profit                                            5,835         52.4         8,277        73.2
                                                     --------        -----      --------      ------

Operating expenses:
Software development                                    4,696         42.2         4,159        36.8
Selling and marketing, net                              2,675         24.1         2,412        21.3
Amortization of acquisition-related
  goodwill and other intangible assets                    621          5.6           603         5.3
General and administrative                              2,393         21.5         1,597        14.1
Impairment charges                                      1,035          9.3            --          --
Non-recurring expenses                                  2,438         21.9            --          --
                                                     --------        -----      --------      ------
Total operating expenses                               13,858        124.6         8,771        77.5
                                                     --------        -----      --------      ------

Operating loss                                         (8,023)       (72.2)         (494)       (4.3)
Financial income, net                                   1,056          9.5         1,605        14.2
                                                     --------        -----      --------      ------
Net income (loss)                                    $ (6,967)      (62.7%)     $  1,111         9.9%
                                                     ========       ======      ========      ======

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

SOFTWARE LICENSE FEES. Software license fees consist of revenues derived from software license agreements entered between Fundtech and its customers. Software license fees decreased by $2,804,000 to $4,006,000 in the three months ended June 30, 2001 from $6,810,000 for the three months ended June 30, 2000, a decrease of 41%. This decrease was attributable to lengthening sales cycles and more cautious spending on the part of the Information Technology departments of financial institutions.

MAINTENANCE AND SERVICES FEES. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, service bureau fees, consulting fees, certification fees and related items. Fundtech generally receives a contract for maintenance and service at the time of the sale of the system. Maintenance and services fees increased by $2,773,000 to $6,983,000 in the three months ended June 30, 2001 from $4,210,000 in the three months ended June 30, 2000, an increase of 66%. The increase is commensurate with the increase in software licenses and (corresponding license fees) under maintenance and the increase in the services provided under large projects for top-tiered customers including Citibank.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $166,000 to $129,000 in the three months ended June 30, 2001 from $295,000 in the three months ended June 30, 2000, a decrease of 56%. The decrease in hardware sales was attributable to a decrease in the number of software licenses whereby the customer purchased hardware through the Company.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs increased by $246,000 to $277,000 in the three months ended June 30, 2001 from $31,000 in the three months ended June 30, 2000, an increase of 794%. The gross margin of software license fees decreased from 99% in the three months ended June 30, 2000 to 98% in the three months ended June 30, 2001. The margins have remained relatively stable. The decrease in margin was primarily due to an increase of royalties to third parties on embedded software as well as additional direct costs of personnel associated with software delivery.

MAINTENANCE AND SERVICES COSTS. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance, service bureau and consulting services. Maintenance and services costs increased by $2,138,000 to $4,902,000 in the three months ended June 30, 2001 from $2,764,000 in the three months ended June 30, 2000, an increase of 77%. The gross margin on maintenance and services fees decreased from 34% in the three months ended June 30, 2000 to 30% in the three months ended June 30, 2001. The decrease in gross margin was primarily due to an increase in contracts that include lower margin third party services performed and billed by the company as prime vendor.

HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Cost of hardware sales decreased by $139,000 to $104,000 in the three months ended June 30, 2001 from $243,000 in the three months ended June 30, 2000, a decrease of 57%. The gross margin on hardware remained relatively stable increasing from 18% in the three months ended June 30, 2000 to 19% in the three months ended June 30, 2001. The decrease in costs is commensurate with the decrease in hardware sales.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products. Software development expenses increased by $537,000 to $4,696,000 in the three months ended June 30, 2001, from $4,159,000 in the three months ended June 30, 2000, an increase of 13%. This amount excludes $2,122,860 of capitalized costs, incurred principally for the development of new product offerings by the Company such as Global PAYplus. The increase in software development costs is principally related to the enhancement of products such as PAYplus CLS, Access.pro, PAYplus USA and the Banker suite.

SELLING AND MARKETING, NET. Selling and marketing expenses increased by $263,000 to $2,675,000 in the three months ended June 30, 2001 from $2,412,000 in the three months ended June 30, 2000, an increase of 11%. Selling and marketing expenses as a percentage of revenues increased from 21% in the three months ended in June 30, 2000 to 24% in the three months ended June 30, 2001. This increase in costs is attributed to the opening of the sales office in Singapore, expanding the sales channels in Europe and Asia, and increasing the size of the U.S. sales group.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $796,000 to $2,393,000 in the three months ended June 30, 2001 from $1,597,000 in the three months ended June 30, 2000, an increase of 50%. The increase is due to the expansion of the business.

AMORTIZATION OF ACQUISITION-RELATED GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization expense increased by $18,000 to $621,000 in the three months ended June 30, 2001 from $603,000 in the three months ended June 30, 2000, an increase of 3%. This amortization of goodwill has remained relatively stable.

IMPAIRMENT CHARGES. In response to current market conditions and internal management considerations, primarily the cautious IT spending environment within financial institutions, the management of the Company has decided to re-evaluate certain investments and to re-focus its efforts on its core business. This evaluation resulted in an impairment charge of $1,035,000 representing the excess of the carrying value over the estimated fair market value of the assets.

NON-RECURRING EXPENSES. In response to declines associated with the current cautious IT spending environment within the financial services industry, during the second quarter of 2001, the Company adopted a restructuring and integration plan. As part of that plan, the Company will reduce its work force by approximately twenty percent (20%) from its May 2001 level of 455 employees and sublet portions of its existing office space. As part of the plan, the Company will also consolidate aspects of its Dallas operation into its existing Atlanta operations in order to improve efficiency and eliminate duplicate cost structures. As a result, the Company recorded non-recurring expenses totaling $2,438,000 in connection with the restructuring and integration plan, of which $275,000 has been incurred as of June 30, 2001. These expenses include facility closures and related costs in the amount of $1,561,000 of which $125,000 has been incurred as of June 30, 2001, employee termination benefits and related costs in the amount of $746,000 of which $19,000 has been incurred as of June 30, 2001 and integration costs of $131,000 related to relocation, recruiting and other employees matters. The Company's management believes that the restructuring and integration plan will be substantially completed by the end of 2001. All integration charges have been expensed as incurred. The Company anticipates additional integration charges in the future that will be expensed as incurred.

FINANCIAL INCOME, NET. Net financial income decreased by $549,000 to $1,056,000 in the three months ended June 30, 2001 from $1,605,000 in the three months ended June 30, 2000, a decrease of 34%. The decrease of the financial income is due mainly to a decrease in cash , cash equivalents and marketable securities of the Company as well as decreases in the rate of interest and dividends earned on such holdings.

LIQUIDITY AND CAPITAL RESOURCES

         Fundtech has financed its operations primarily through the sale of equity securities to its shareholders in the amount of approximately $139.4 million including net proceeds from the IPO in the amount of approximately $29.0 million, proceeds from the follow-on public offering in the amount of approximately $92.3 million and grants from the Government of Israel.

As of June 30, 2001, working capital was $71.1 million. Cash, cash equivalents and marketable securities were $55.5 million. Net cash provided by operating activities amounted to $41,000 for the six months ended June 30, 2001 and net cash used in operating activities amounted to $859,000 for the six months ended June 30, 2000.

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

(a)      Exhibits

         None

(b)      Reports on Form 8-K

    During the quarter, Fundtech filed the following Current Report on Form 8-K:

(1) A Current Report on Form 8-K dated and filed on June 14, 2001, which includes a statement/warning of anticipated short-falls in the Company's anticipated revenues and earnings per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Fundtech Ltd.
                                          (Registrant)


                                          /s/ Reuven Ben Menachem
                                          -----------------------------------
Dated:   August 14, 2001                  Chairman, President and CEO


                                          /s/ Michael Carus
                                          -----------------------------------
Dated:   August 14, 2001                  chief accounting officer