Form 10-Q
period 2001-09-30
FUNDTECH LTD
filed 2001-11-14
CIK 1054836

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20459


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

                                      Or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANFE ACT OF 1934


                        Commission File Number 0-29634
                        ------------------------------


                                FUNDTECH LTD.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           ISRAEL                                        Not Applicable
-------------------------------                       --------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


      12 Ha'hilazon Street
       Ramat-Gan,  Israel                                   52522
      ----------------------------------------           ------------
      (Address of Principal Executive Offices)            (Zip Code)


                              011972-3-575-2750
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


        Former Address: Beit Habonim, 2 Habonim St. Ramat-Gan, Israel
             (Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,243,596 shares of Ordinary Shares, NIS 0.01 par value, as of September 30, 2001.

                                FUNDTECH LTD.
                              TABLE OF CONTENTS


                                    PART I
                            FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Financial Statements                       p. 3

Condensed Consolidated Balance Sheets as of September 30,
2001 (unaudited) and December 31, 2000                                     p. 3

Condensed Consolidated Statements of Operations (unaudited)
for the Three and Nine Months Ended September 30, 2001 and                 p. 4
September 30, 2000

Condensed Consolidated Statements of Cash Flows (unaudited)
for the Nine Months Ended September 30, 2001 and September                 p. 5
30, 2000

Notes to Condensed Consolidated Financial Statements (unaudited)           p. 6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               p. 9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         p. 12





                                   PART II
                              OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                  p. 13

Index To Exhibits                                                          p. 13

Signatures                                                                 p. 14

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    PART I
                            FINANCIAL INFORMATION

                      FUNDTECH LTD. AND ITS SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                (In Thousands)


                                                    September 30,   December 31,
                                                        2001           2000
                                                   --------------  -------------
ASSETS                                              (Unaudited)

Current Assets:
  Cash and cash equivalents                           $9,166      $18,116
  Short-term bank deposits                                --        3,132
  Marketable Securities                               41,655       42,067
  Trade receivables, net                              24,381       24,375
  Other current assets                                 1,265        2,719
                                                   -----------  ------------

   Total current assets                               76,467       90,409

Long-term trade receivables                            3,032        3,673
Long-term lease deposits                                 718          476
Property and equipment, net                            9,815       11,038
Other assets, net                                     24,109       20,933
                                                   -----------  ------------

   Total assets                                     $114,141     $126,529
                                                   ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade payables                                      $1,460       $3,090
  Accrued non-recurring expenses                         745           --
  Deferred revenues and accrued expenses              10,220        3,479
                                                   -----------  ------------

   Total current liabilities                          12,425        6,569

Other liabilities                                        776          246
                                                   -----------  ------------

   Total liabilities                                  13,201        6,815
                                                   -----------  ------------

Shareholders' equity:
  Share capital                                           42           42
  Additional paid-in capital                         139,598      139,420
  Accumulated other comprehensive loss                  (903)      (3,951)
  Deferred stock compensation                             --          (32)
  Accumulated deficit                                (37,797)     (15,765)
                                                   -----------  ------------

   Total shareholders' equity                        100,940      119,714
                                                   -----------  ------------

   Total liabilities and shareholders' equity       $114,141     $126,529
                                                   ===========  ============



     See notes to condensed consolidated financial statements (unaudited)

                      FUNDTECH LTD. AND ITS SUBSIDIARIES
         Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands, Except Share and Per Share Data)

                                                                                 Three Months                  Nine Months
                                                                              Ended September 30,           Ended September 30,
                                                                        ----------------------------   ----------------------------
                                                                            2001            2000           2001            2000
                                                                        ------------    ------------   ------------    ------------
Revenues
 Software license fees                                                  $      3,861    $      8,926   $     14,643    $     21,117
 Maintenance and service fees                                                  6,630           4,728         19,987          12,920
 Hardware sales                                                                   73             210            289           1,146
                                                                        ------------    ------------   ------------    ------------
    Total revenues                                                            10,564          13,864         34,829          35,183
                                                                        ------------    ------------   ------------    ------------

Cost of revenues
 Software license costs                                                          223              83            824             145
 Maintenance and service costs                                                 4,602           3,224         14,400           8,704
 Hardware costs                                                                   58             163            231             913
                                                                        ------------    ------------   ------------    ------------
    Total cost of revenues                                                     4,883           3,470         15,455           9,762
                                                                        ------------    ------------   ------------    ------------

Gross profit                                                                   5,681          10,394         19,374          25,421
                                                                        ------------    ------------   ------------    ------------
Operating expenses:
 Software development                                                          5,479           4,828         14,426          13,162
 Selling and marketing, net                                                    2,743           2,364          8,084           7,242
 General and administrative                                                    2,813           1,710          6,955           4,516
 Amortization of acquisition-related
   goodwill and other intangible assets                                          632             625          1,885           1,831
 Provision for doubtful accounts                                               3.053              89          3,410             535
 Impairment charges                                                               --              --          1,035              --
 Non-recurring expenses                                                          281              --          2,719              --
                                                                        ------------    ------------   ------------    ------------
    Total operating expenses                                                  15,001           9,616         38,514          27,286
                                                                        ------------    ------------   ------------    ------------

Operating income (loss)                                                       (9,320)            778        (19,140)         (1,865)

Impairment of marketable securities                                           (6,031)             --         (6,031)             --
Financial income, net                                                            915           1,366          3,139           4,372
                                                                        ------------    ------------   ------------    ------------
Net income (loss)                                                       $    (14,436)   $      2,144   $    (22,032)   $      2,507
                                                                        ============    ============   ============    ============

Net income (loss) per share:
   Basic income (loss) per share                                        $      (1.02)   $       0.15   $      (1.55)   $       0.18
   Diluted income (loss) per share                                      $      (1.02)   $       0.15   $      (1.55)   $       0.17
Shares used in computing:
   Basic income (loss) per share                                          14,221,605      14,154,094     14,197,448      14,060,978
   Diluted income (loss) per share                                        14,221,605      14,773,733     14,197,448      14,767,478

Adjusted net income (loss) per share [a]:
  Adjusted net income (loss) used in computing income per share         $     (4,439)   $      2,858   $     (6,952)   $      4,873
  Diluted adjusted income (loss) per share                              $      (0.31)   $       0.19   $      (0.49)   $       0.33

Shares used in computing Diluted income (loss) per share                  14,221,605      14,773,733     14,197,144      14,767,478

Note: Certain prior period amounts have been reclassified to conform to current year presentation.

[a]  Adjusted  net  income  (loss)  and  adjusted  net  income  (loss) per share excludes the pre-tax effects of the line items "Amortization of acquisition-related goodwill and other intangible assets", "Provision for doubtful accounts", "Impairment charges", "Non-recurring expenses", and "Impairment of marketable securities" listed above.


      See notes to condensed consolidated financial statements (unaudited)

                      FUNDTECH LTD. AND ITS SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In Thousands)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                             -----------------------------
                                                                               2001                  2000
                                                                             --------             --------
Cash flows from operating activities:

Net income (loss)                                                            $(22,032)            $  2,507
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                                4,804                3,953
   Impairment of marketable securities                                          6,031                   --
   Impairment charges                                                           1,035                   --
   Provision for doubtful accounts                                              3,410                  535
   Amortization of deferred stock compensation                                     32                   45
   Capital gain on sale of property and equipment                                  --                   (2)
   Increase in trade receivables and long-term trade receivables               (2,775)             (11,738)
   Decrease (increase) in other current assets                                    357               (1,216)
   Increase (decrease) in trade payables                                       (1,630)               1,429
   Increase in accrued non-recurring expenses                                   1,425                   --
   Increase (decrease) in deferred revenues and accrued expenses                6,612               (1,176)
   Increase (decrease) in other liabilities                                       (23)                  61
                                                                             --------             --------

Net cash used in operating activities                                          (2,754)              (5,602)
                                                                             --------             --------

Cash flows from investing activities:

  Investments in long-term lease deposits                                        (218)                  --
  Purchase of property and equipment                                           (1,694)              (3,679)
  Investments in available for sale marketable securities                      (2,583)              (2,509)
  Proceeds from sale of short-term bank deposits                                3,170                   --
  Proceeds from sale of property and equipment                                     --                   81
  Capitalization of software development costs                                 (5,104)                  --
                                                                             --------             --------

Net cash used in investing activities                                          (6,429)              (6,107)
                                                                             --------             --------
Cash flows from financing activities:

  Proceeds from the issuance of share capital and exercise of
      stock options and warrants, net                                             178                1,474
                                                                             --------             --------

Net cash provided by financing activities                                         178                1,474
                                                                             --------             --------

Effect of exchange rate on cash and cash equivalent                                55                 (379)
                                                                             --------             --------

Decrease in cash and cash equivalents                                          (8,950)             (10,614)

Cash and cash equivalents at the beginning of the period                       18,116               41,493
                                                                             --------             --------

Cash and cash equivalents at the end of the period                           $  9,166             $ 30,879
                                                                             ========             ========


     See notes to condensed consolidated financial statements (unaudited)

                      FUNDTECH LTD. AND ITS SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)
               (In Thousands, Except Share and Per Share Data)


Fundtech Ltd. and its subsidiaries ("the Company" or "Fundtech") designs, develops, markets and supports a suite of mission critical client/server software and internet software which automate the process of transferring funds among corporations, banks and clearance systems, and enables businesses to manage global cash positions efficiently and in real time.


1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001 and for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in Fundtech's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.


2.    MARKETABLE SECURITIES

The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standard Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. As of December 31, 2000 and September 30, 2001, all securities covered by SFAS No. 115 were designated as available-for-sale.

As of December 31, 2000 these securities were stated at fair value and unrealized losses of $3,036 were reported in a separate component of accumulated other comprehensive loss in shareholders' equity.

As of September 30, 2001, due to the market conditions, the unrealized losses increased to $6,031. Since the Company believes this decline is other than temporary, the cost basis of these securities was written down to fair value as a new cost basis. As of September 30, 2001, an impairment of available-for-sale marketable securities charge of $6,031 was included in earnings.


3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

Due to overall deteriorating market conditions affecting Fundtech's customer base and in order to reflect these conditions, the Company has reevaluated its accounts receivable collectability. Management's assessment for uncertainties of outstanding debts collectability resulted in a provision for doubtful accounts of $3,053 and $3,410 for the three and nine months ended September 30, 2001, respectively.

                      FUNDTECH LTD. AND ITS SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)
               (In Thousands, Except Share and Per Share Data)



4.    NON-RECURRING EXPENSES

In response to declines associated with the current cautious information technology ("IT") spending environment within the financial services industry, during the second quarter of 2001, the Company adopted a restructuring and integration plan. As part of that plan, the Company has begun and will continue to reduce its work force by approximately twenty percent (20%) from its May 2001 level of 445 employees and sublet portions of its existing office space. As part of the plan, the Company is also consolidating aspects of its Dallas operation into its existing Atlanta operation in order to improve efficiency and eliminate duplicate cost structures.

As a result, the Company recorded non-recurring expenses totaling $2,719 in connection with the restructuring and integration plan as follows:

                                                          Nine
                                                      Months ended
                                                     September 30, 2001
                                                     ------------------

              Facility closures and related costs           $1,561
              Employee termination benefits and
                related costs                                  763
              Integration costs                                395
                                                       ------------

              Total                                         $2,719
                                                       ============

The Company's management believes that the restructuring and integration plan will be substantially completed by the end of 2001. The Company anticipates additional integration charges in the future. All integration charges have been and will be expensed as incurred.

The following table summarizes the current status of this plan as of September 30, 2001:

                                                          Actual
                                                         Payments     Ending
                                             Provision    To Date    Liability
                                             ---------  ----------  --------
      Restructuring Costs:

      Employee termination benefits and
        related costs                            $763        $556      $207
      Facility closures and related costs       1,561         343     1,218
                                             ---------  ----------  --------

                                                2,324         899     1,425
      Integration costs:

      Relocation, recruiting and other
        employees costs                           395         395         -
                                             ---------  ----------  --------

      Total non-recurring expenses             $2,719      $1,294    $1,425
                                             =========  ==========  ========


5.    IMPAIRMENT CHARGES

In response to current market conditions and internal management considerations, primarily the cautious IT spending environment within financial institutions, the management of the Company has decided to re-evaluate certain investments and to re-focus its efforts on its core business. This evaluation resulted in an impairment charge of $1,035 in the Company's second quarter, representing the excess of the carrying value over the estimated fair market value of the assets.

                      FUNDTECH LTD. AND ITS SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)
               (In Thousands, Except Share and Per Share Data)



6.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and other Intangible Assets" (collectively, "the Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Under the new rules, other intangible assets will continue to be amortized over their useful lives.

The Company will begin to apply the new rule in the first quarter of 2002. The Company is currently amortizing goodwill and other intangible assets at the rate of approximately $ 2,460 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company cannot yet estimate what the effect of these tests will be on its earnings and financial position.

In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes previous guidance under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The provisions of SFAS No. 144 are not expected to have a material effect, if any, on the Company's financial position or operating results.


7.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. The reconciliation of the numerators and denominators used in computing the basic and diluted net income (loss) per share is as follows:

                                     Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                 ----------------------  ----------------------
                                   2001        2000        2001        2000
                                 ----------  ----------  ----------  ----------
  Numerator for basic and
    diluted per share amounts -
    net income (loss)              $(14,436)     $2,144    $(22,032)     $2,507


  Denominator for basic net
    income (loss) per share
    weighted average shares      14,221,605  14,154,094  14,197,448  14,060,978

  Effect of dilutive stock
    options and warrants                 --     619,639          --     706,500

  Denominator for dilutive
    net income (loss) per share
    weighted average shares and
    assumed conversions          14,221,605  14,773,733  14,197,448  14,767,478

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fundtech was incorporated in 1993. The Company is a leading provider of software that enables businesses and their banks to process payments, transfer funds and manage cash positions electronically. Fundtech's client/server web enabled software products automate the process of transferring funds among corporations, banks and clearance systems and enable businesses to manage global cash positions efficiently and in real-time. The Company acquired its Access Banking product in April 1998, its BBP product in June 1999 and its Banker product in September 1999. To date, Fundtech has derived substantially all of its revenues from licenses of its Access Banking, Access-Pro, FEDplu$, PAY$tar, PAYplus RTGS, PAYplus CLS, Global CASHstar, WireUp and service bureau products and solutions, and related services and third-party hardware sales.

The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sub-license fees from resellers. The Company also generates revenues from sales of professional services, including consulting, implementation, training and maintenance.

The following table sets forth certain financial data and the percentage total revenue of the Company for the periods indicated:

                                                 Three Months Ended September 30,          Nine Months Ended September 30,
                                             --------------------------------------   -----------------------------------------
                                                           (Unaudited)                               (Unaudited)
                                                          (in thousands)                            (in thousands)
                                               2001        %        2000        %       2001         %         2000         %
                                             -------    -------    -------    -----   --------    -------    --------    ------
Revenues:
 Software license fees                        $3,861       36.5%    $8,926     64.4%   $14,643       42.      $21,117      60.0%
 Maintenance and services fees                 6,630       62.8      4,728     34.1     19,897       57.1      12,920      36.7
 Hardware sales                                   73        0.7        210      1.5        289        0.9       1,146       3.3
                                             -------    -------    -------    -----   --------    -------    --------    ------

  Total revenues                              10,564      100.0     13,864    100.0     34,829      100.0      35,183     100.0
                                             -------    -------    -------    -----   --------    -------    --------    ------
Cost of revenues:
 Software license costs                          223        2.1         83      0.6        824        2.4         145       0.4
 Maintenance and services fees                 4,602       43.6      3,224     23.2     14,400       41.3       8,704      24.7
 Hardware costs                                   58        0.5        163      1.2        231        0.7         913       2.6
                                             -------    -------    -------    -----   --------    -------    --------    ------

  Total cost of revenues                       4,883       46.2      3,470     25.0     15,455       44.4       9,762      27.7
                                             -------    -------    -------    -----   --------    -------    --------    ------

Gross profit                                   5,681       53.8     10,394     75.0     19,374       55.6      25,421      72.3
                                             -------    -------    -------    -----   --------    -------    --------    ------
Operating expenses:
 Software development                          5,479       51.9      4,828     34.8     14,426       41.4      13,162      37.4
 Selling and marketing, net                    2,743       26.0      2,364     17.1      8,084       23.2       7,242      20.6
 General and administrative                    2,813       26.6      1,710     12.3      6,955       20.0       4,516      12.9
 Amortization of acquisition-related
   goodwill and other intangible assets          632        6.0        625      4.5      1,885        5.4       1,831       5.2
 Provision for doubtful accounts               3,053       28.9         89      0.7      3,410        9.8         535       1.5
 Impairment charges                               --         --         --       --      1,035        3.0          --        --
 Non-recurring expenses                          281        2.6         --       --      2,719        7.8          --        --
                                             -------    -------    -------    -----   --------    -------    --------    ------

  Total operating expenses                    15,001      142.0      9,616     69.4     38,514      110.6      27,286     77.6
                                             -------    -------    -------    -----   --------    -------    --------    ------

Operating Income (loss)                       (9,320)     (88.2)       778      5.6    (19,140)     (55.0)     (1,865)    (5.3)
Impairment of marketable securites            (6,031)     (57.1)        --       --     (6,031)     (17.3)         --        --
Financial income, net                            915        8.7      1,366      9.9      3,139        9.0       4,372      12.4
                                             -------    -------    -------    -----   --------    -------    --------    ------

   Net income (loss)                        $(14,436)   (136.6%)   $ 2,144     15.5%  $(22,032)    (63.3%)    $ 2,507       7.1%
                                            ========    =======    =======    =====   ========    =======    ========    ======

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

SOFTWARE LICENSE FEES. Software license fees consist of revenues derived from software license agreements entered between Fundtech and its customers. Software license fees decreased by $5,065,000, or 57%, to $3,861,000 for the three months ended September 30, 2001 from $8,926,000 for the three months ended September 30, 2000. Software license fees decreased by $6,474,000, or 30.7%, to $14,643,000 for the nine months ended September 30, 2001 from $21,117,000 for the nine months ended September 30, 2000. The decreases for both comparative periods were primarily attributable to lengthening sales cycles and more cautious spending on the part of the Information Technology departments of financial institutions.

MAINTENANCE AND SERVICE FEES. Maintenance and service fees consist of revenues derived from maintenance contracts, installation and training fees, service bureau fees, consulting fees and related items. Fundtech generally receives a contract for maintenance and services at the time of the sale of software licenses. Maintenance and service fees increased by $1,902,000, or 40%, to $6,630,000 for the three months ended September 30, 2001, from $4,728,000 for the three months ended September 30, 2000. Maintenance and services fees increased by $6,977,000, or 54%, to $19,897,000 in the nine months ended September 30, 2001 from $12,920,000 in the nine months ended September 30, 2000. The increases for both comparative periods were primarily commensurate with the increases in software licenses and (corresponding license fees) under maintenance and the increase in the services provided under large projects for top-tiered customers.

HARDWARE SALES. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of Fundtech's software. Hardware sales decreased by $137,000, or 65%, to $73,000 for the three months ended September 30, 2001 from $210,000 for the three months ended September 30, 2000. Hardware sales decreased $857,000, or 74.8%, to $289,000 for the nine months ended September 30, 2001 from $1,146,000 for the nine months ended September 30, 2000. The decreases in hardware sales for both comparative periods were primarily attributable to a decrease in the number of software licenses whereby the customer purchased hardware through the Company.

SOFTWARE LICENSE COSTS. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs increased by $140,000, 169%, to $223,000 for the three months ended September 30, 2001 from $83,000 for the three months ended September 30, 2000. The gross margin of software license fees decreased from 99% for the three months ended September 30, 2000 to 94% for the three months ended September 30, 2001. Software license costs increased by $679,000, or 468%, to $824,000 for the nine months ended September 30, 2001 from $145,000 for the nine months ended September 30, 2000. The gross margin of software license fees decreased from 99% in the nine months ended September 30, 2000 to 94% in the nine months ended September 30, 2001. The decreases in gross margin in each comparable period were primarily due to an increase in third-party embedded software costs and royalties.

MAINTENANCE AND SERVICES COSTS. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance, service bureau and consulting services. Maintenance and services costs increased by $1,378,000, or 43%, to $4,602,000 for the three months ended September 30, 2001 from $3,224,000 for the three months ended September 30, 2000. The gross margin on maintenance and services fees decreased from 32% for the three months ended September 30, 2000 to 31% for the three months ended September 30, 2001. Maintenance and services costs increased by $5,696,000, or 65%, to $14,400,000 for the nine months ended September 30, 2001 from $8,704,000 for the nine months ended September 30, 2000. The gross margin on maintenance and services fees decreased from 33% for the nine months ended September 30, 2000 to 28% for the nine months ended September 30, 2001. The decreases in gross margin for each comparable period were primarily due to an increase in contracts that include lower margin third party services performed and billed by the Company as prime vendor. Due to the Company's restructuring plan, maintenance and services costs decreased by $300,000, or 6%, for the three months ended September 30, 2001 from $4,902,000 for the three months ended June 30, 2001 and the gross margin on maintenance and services fees increased to 31% for the three months ended September 30, 2001 from 30% for the three months ended June 30, 2001.

HARDWARE COSTS. Hardware costs consist primarily of Fundtech's cost of computer hardware resold to its customers. Hardware costs decreased $105,000, or 64%, to $58,000 for the three months ended September 30, 2001 from $163,000 for the three months ended September 30, 2000. Hardware costs decreased $682,000, or 75%, to $231,000 for the nine months ended September 30, 2001 from $913,000 for the nine months ended September 30, 2000. The decrease in costs is commensurate with the decrease in hardware sales. The gross margin on hardware sales remained relatively stable decreasing from 22% for the three months ended September 30, 2000 to 21% for the three months ended September 30, 2001 and constant at 20% for both the nine month periods ended September 30, 2001 and 2000.

SOFTWARE DEVELOPMENT. Software development expenses are related to the development and testing of new products. Software development expenses increased by $651,000, or 13%, to $5,479,000 for the three months ended September 30, 2001, from $4,828,000 for the three month ended September 30, 2000. This amount excludes $881,000 of capitalized costs, incurred principally for the development of the Company's Global PAYplus product. Software development expenses increased by $1,264,000, or 10%, to $14,426,000 for the nine months ended September 30, 2001 from $13,162,000 for the nine months ended September 30, 2000. This amount excludes $5,104,000 of capitalized costs. The increase in software development costs is principally related to the development and enhancement of new products such as Global PAYplus RTGS, PAYplus CLS, Access.pro, NostroPlus and the Banker suite Global CASHstar.

SELLING AND MARKETING, NET. Selling and marketing expenses increased by $379,000, or 16%, to $2,743,000 for the three months ended September 30, 2001 from $2,364,000 for the three months ended September 30, 2000. Selling and marketing expenses as a percentage of revenues increased from 17% for September 30, 2000 to 26% for the three months ended September 30, 2001. Selling and marketing expenses increased by $842,000, or 12%, to $8,084,000 for the nine months ended September 30, 2001 from $7,242,000 for the nine months ended September 30, 2000. These increases in costs in each comparable period were attributed to a decrease in sales per salesperson, expanding the sales channels in Europe and Singapore, and increasing the size of the U.S. sales group.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1,103,000, or 64%, to $2,813,000 for the three months ended September 30, 2001 from $1,710,000 for the three months ended September 30, 2000. General and administrative expenses increased by $2,439,000, or 54%, to $6,955,000 for the nine months ended September 30, 2001 from $4,516,000 for the nine months ended September 30, 2000. These increases for each comparable period were primarily due to the headcount addition of general and administrative personnel and an increase in average salaries.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Amortization expense increased by $7,000, or 1%, to $632,000 for the three months ended September 30, 2001 from $625,000 for the three months ended September 30, 2000. This amortization of goodwill has remained relatively stable.

PROVISION FOR DOUBTFUL ACCOUNTS. Due to overall deteriorating market conditions affecting Fundtech's customer base and in order to reflect these conditions, the Company increased its provision for doubtful accounts by $3,053,000 for the three months ended September 30, 2001 compared to $89,000 for the three months ended September 30, 2000. The provision for doubtful accounts for the nine months ended September 30, 2001 were $3,410,000 as compared to $535,000 for the nine months ended September 30, 2000.

IMPAIRMENT CHARGES. In response to current market conditions and internal management considerations, primarily the cautious IT spending environment within financial institutions, the management of the Company has decided to re-evaluate certain investments and to re-focus its efforts on its core business. This evaluation resulted in an impairment charge of $1,035,000 for the nine months ended September 30, 2001 representing the excess of the carrying value over the estimated fair market value of the assets.

NON-RECURRING EXPENSES. In response to declines associated with the current cautious IT spending environment within the financial services industry, during the second quarter of 2001, the Company adopted a restructuring and integration plan. As part of that plan, the Company has begun and will continue to reduce its work force by approximately twenty percent (20%) from its May 2001 level of 455 employees and sublet portions of its existing office space. As part of the plan, the Company is consolidating aspects of its Dallas operation into its existing Atlanta operations in order to improve efficiency and eliminate duplicate cost structures. As a result, the Company recorded non-recurring expenses totaling $2,719,000 in connection with the restructuring and integration plan, of which $1,294,000 has been paid as of September 30, 2001. These non-recurring expenses include: (i) facility closures and related costs in the amount of $1,561,000; (ii) employee termination benefits and related costs in the amount of $763,000; and (iii) integration costs of $395,000 related to relocation, recruiting and other employee costs, of which $343,000, $556,000 and $395,000 have been paid to-date, respectively. The Company's management believes that the restructuring and integration plan will be substantially completed by the end of 2001. The Company anticipates additional integration charges in the future. All integration charges have been and will be expensed as incurred.

IMPAIRMENT OF MARKETABLE SECURITIES. The charge for impairment of marketable securities was $6,031,000 for the three and nine months ended September 30, 2001 as compared to $-0- for the three and nine months ended September 30, 2000. As of September 30, 2001, due to the market conditions, the unrealized losses in the Company's marketable securities increased to $6,031,000. Since the Company believes this decline is other than temporary, the cost basis of these securities was written down to fair value as a new cost basis.

FINANCIAL INCOME, NET. Net financial income decreased by $451,000, or 33%, to $915,000 for the three months ended September 30, 2001 from $1,366,000 for the three months ended September 30, 2000. Net financial income decreased by $1,233,000, or 28%, to $3,139,000 for the nine months ended September 30, 2001 from $4,372,000 for the nine months ended September 30, 2000. The decrease of the financial income was due primarily to a decrease in cash and cash equivalents and marketable securities, as well as interest and dividend rate declines that were earned on such holdings.


LIQUIDITY AND CAPITAL RESOURCES

Fundtech has financed its operations primarily through the sale of equity securities in the amount of approximately $139.6 million including net proceeds from the 1998 initial public offering in the amount of approximately $29.0 million, proceeds from the follow-on 1999 public offering in the amount of approximately $92.3 million and grants from the Government of Israel. As of September 30, 2001 working capital was $64.0 million, of which cash and cash equivalents and marketable securities were $50.8 million.

Cash flows from operations. Net cash used in operating activities amounted to $2.8 million for the nine months ended September 30, 2001 as compared to $5.6 million for the nine months ended September 30, 2000. This decrease of $2.8 million was primarily due to the decrease in net income, net of the charge for impairment of marketable securities in 2001, offset by the decrease in trade receivables and long-term trade receivables and the increase in deferred revenues and accrued expenses.

Cash flows from investing activities. Net cash used in investing activities amounted to $6.5 million for the nine months ended September 30, 2001 as compared to $6.1 million for the same period in 2000. This increase was primarily due to the capitalization of software development costs in 2001, offset by both the sale of short-term bank deposits in 2001 and the decrease in purchase of property and equipment from the prior-year period. Capital expenditures totaled $1.7 million in the nine months ended September 30, 2001 as compared to $3.7 million for the same period in 2000. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditures program periodically and modifies it as required to meet current needs.

Cash flows from financing activities. Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2001 as compared to $1.5 million for the nine months ended September 30, 2000. The decrease was due to the decrease in proceeds from the issuance of share capital and exercise of stock options and warrants, net.

Fundtech believes that cash and cash equivalents and marketable securities (including proceeds from its public offerings) will provide adequate financial resources to finance its current and planned future operations for the foreseeable future. However, in the event that Fundtech makes one or more acquisitions for consideration consisting of all or a substantial part of Fundtech's available cash, Fundtech might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.


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

(a)         Exhibits

            None

(b)         Reports on Form 8-K


 During the quarter, Fundtech filed the following Current Report on Form 8-K:

 A    Current Report on Form 8-K dated and filed on July 19, 2001, which reports
      (1) the resignation of Michael Carus as the Chief Financial Officer and appoints Oz Cohen as acting Chief Financial Officer, and (2) the second quarter results and includes Fundtech's and its subsidiaries consolidated balance sheets as of June 30, 2001 and December 31, 2000 and the related consolidated statements of operations for the three and six months ended June 30, 2001 and for the three and six months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Fundtech Ltd.
                                          (Registrant)



                                          /s/ Reuven Ben Menachem
                                          -----------------------------
                                          Reuven Ben Menachem
Dated:   November 14, 2001                Chairman, President and CEO




                                          /s/ Yoram Bibring
                                          -----------------------------
Dated:   November 14, 2001                Yoram Bibring
                                          Chief Financial Officer