Form 10-K
period 2001-12-31
FUNDTECH LTD
filed 2002-04-01
CIK 1054836

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----


                         Commission file number 0-29634
                                                -------

                                  FUNDTECH LTD.
             (Exact name of registrant as specified in its charter)

              Israel                                    N/A
(State or other jurisdiction of                     (IRS employer
incorporation or organization)                    identification no.)


                         12 HA'HILAZON STREET, 5TH FLOOR
                             RAMAT GAN 52522, ISRAEL
                    (Address of principal executive offices)

                                 972 3 575-2750
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                       Ordinary Shares, NIS 0.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting ordinary shares held by non-affiliates of the registrant as of March 15, 2002, was $41,266,075.

         As of March 15, 2002, registrant had 14,278,753 Ordinary Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

ITEM 1.  BUSINESS

    We are a leading provider of end-to-end financial transaction processing software solutions for financial institutions (FIs). These solutions are grouped into three broad categories: payment processing, foreign exchange settlement processing, and delivery channels for FI cash management products. These solutions enable banks to process and manage payments, foreign exchange settlements and cash management communication between FIs and their customers. The solutions facilitate communication between FIs and their customers for initiating payments, making inquiries and managing their activities with the FI. Our client/server web-enabled software products automate the payment and settlement processes and provide real-time transaction processing capabilities to FIs and their customers.

     We were incorporated in Israel in 1993. We acquired our ACCESS Banking(TM) products in April 1998, BBP, our Swiss subsidiary, in June 1999, and our Banker products in September 1999. Our major products include ACCESS Banking(TM), ACCESS.pro(TM), PAYplus USA(TM), PAYplus RTGS(TM), PAYplus for CLS(TM), Global PAYplus(TM), WireUp(TM) and service bureau solutions, and related services and third-party hardware sales.

INDUSTRY BACKGROUND

    The increasing integration of global economies as well as the widespread adoption of new banking technologies has led to dramatic increases in both the number of transactions consummated through electronic payment systems and the need for timely delivery of financial information. As a result, financial institutions are seeking more efficient methods of offering payment, settlement and cash management services.

     The following trends continue to drive demand for our products and services in this dynamic market environment: an increasing need for centralized payment and treasury functions; global adoption of real-time gross settlement (RTGS); migration to Internet-based solutions; growth in electronic commerce; consolidation in the financial services industry; and, increased regulatory requirements imposed on banks.

    We believe that several market trends and the current environment are favorable to our products and services. Specifically, we will focus on the following trends and market conditions:

     o continued expansion of Internet activities as they relate to financial transactions;

     o new and expanded regulatory requirements on banks especially in the areas of interdiction and anti-money laundering purposes;

     o greater emphasis on risk mitigation in such areas as liquidity management and contingency and recovery capabilities;

     o a shift on the part of financial institutions to use out-sourcing, application service providers and "white-labeling" in lieu of developing and managing their own information technology activities; and

     o continued spread of globalization that will require new tools for banks to manage 24-hour trading and settlement, real-time information demands and straight-through processing.

PRODUCTS AND SERVICES

    Our products and related services are designed to integrate all elements of the electronic payments cycle, including electronic funds transfer, and cash and treasury management. We believe that our products are among the most technologically advanced and cost-effective solutions in the electronic payments and banking industry. Our products facilitate all aspects of the electronic payments and banking cycle including payment initiation, electronic balance reporting, account reconciliation, real-time account balance verification, and other sophisticated auditing and reporting functionality. In addition, our products offer exceptional graphical user interfaces, enabling our customers to easily receive accurate and focused information concerning the status of electronic payment transactions and other cash management data.

    Our end-to-end solutions provide for remote initiation of transactions, efficient and automated processing of these transactions, and settlement of the transactions at the central bank of the country of origin. We are one of the largest providers of services linking the banks to networks, such as the Federal Reserve System in the U.S. which has approximately 7,500 banks on their FedLine system. On a global basis, we provide banks with the capability to link to the Society for Worldwide Financial Interbank Telecommunications (SWIFT) network for communicating cross-border transactions. SWIFT has approximately 6800 banks in 189 countries. In addition to providing payment services, we are also a leading provider of settlement solutions that link banks to the Continuous Linked Settlement System
(CLS). CLS is a system set up by the largest foreign exchange banks in the world to reduce foreign exchange settlement risk.

PRODUCT NAME                                   DESCRIPTION

PAYMENT SOLUTIONS

PAYplus USA(TM)                                A payment solution for banks
                                               operating in the U.S.

PAYplus RTGS(TM)                               A payments solution for banks
                                               operating in countries outside
                                               the U.S.

Global PAYplus(TM)                             A solution for managing the
                                               global payments activities of
                                               large multi-national banks and
                                               financial institutions, that
                                               conduct business in multiple
                                               countries.

RECON$tar(TM)                                  An automated reconciliation
                                               solution for payments and other
                                               electronic transactions.

CASH MANAGEMENT SOLUTIONS

ACCESS Banking(TM)                             A solution designed to enable
                                               high end and mid-level
                                               financial institutions to deliver
                                               comprehensive cash management
                                               services to their corporate
                                               clients.

ACCESS.pro(TM)                                 The next generation
                                               Internet-based cash management
                                               solution designed for high end
                                               and mid-level financial
                                               institutions.

Fundtech Banker(TM)                            A fully integrated cash
                                               management solution designed
                                               primarily for the community bank
                                               market.

Fundtech Banker for the Internet(TM)           A Web-based cash management
                                               system that runs with the
                                               Fundtech Banker cash management
                                               system.

SETTLEMENT SOLUTIONS

PAYplus for CLS(TM)                            A solution designed to allow
                                               its members, being the largest
                                               international financial
                                               institutions to fully
                                               participate in the Continuous
                                               Linked Settlement System.

NOSTROplus(TM)                                 A position management and
                                               analysis solution for the
                                               management of correspondent bank
                                               accounts.

ASP/OUTSOURCING SOLUTIONS

Fundtech Connect (ASP) - for PAYplus USA       An Application Service Provider
                                               (outsourcing solution) (ASP)
                                               that provides the PAYplus
                                               solution to banks operating in
                                               the U.S.

Fundtech Connect (ASP) - for ACCESS            An ASP that provides the ACCESS
                                               solution to banks operating
                                               in the U.S.

Interbank Gateway Services                     An ASP that provides payment
                                               and settlement solutions
                                               to banks in Europe, primarily
                                               in Switzerland.

WireUP(TM)                                     Disaster recovery and
                                               contingency services for users
                                               of our products.

PAYMENT SOLUTIONS

PAYPLUS USA(TM)

    PAYplus USA(TM) is a funds transfer solution used to connect a financial institution's funds transfer room with the Federal Reserve's FedWire system. This solution evolved from and replaces two older products, FedPlus(TM) and PAY$tar(TM). Our target market includes all banks operating in the U.S. that do not need a global payment solution, including U.S.-based banks, thrifts, S&L's and international agency banks operating in the U.S.

    PAYplus USA(TM) supports payment processing, risk management and regulatory compliance for U.S. financial institutions that utilize the Federal Reserve Bank's FedWire system for high value payments. PAYplus USA(TM) also offers the same functionalities for international multi-currency payments of international banks operating in the U.S.

    PAYplus USA(TM) provides financial institutions with complete funds transfer capacity at substantially lower cost than other technologies. At the same time, it both reduces payments risk (through real-time updates of account balances by means of an on-line interface with the host computer) and improves customer service (through its comprehensive database containing relevant information about a transfer - from its creation to accounting and memo posting).

PAYPLUS RTGS

     PAYplus RTGS(TM) is a client/server electronic funds transfer solution that is used by financial institutions to both process payment transactions and to settle with central bank real-time gross settlement and net settlement systems. PAYplus RTGS(TM) supports payment processing, risk management and regulatory compliance for banks operating in countries outside the U.S. PAYplus RTGS(TM) functionality includes, inter alia: (1) management of a financial institution's cash reserves at a central bank; (2) forecasting of end-of-day funds availability; (3) reconciliation of transactions performed by customers of the financial institution directly with the central bank; and (4) management of non-payment, fraud, foreign exchange and credit risks. PAYplus RTGS(TM) offers multi-platform capabilities including Windows NT and UNIX operating system platforms, along with web based infrastructure to support true browser based operation.

GLOBAL PAYPLUS(TM)

    Our Global PAYplus(TM) provides institutions with a real-time global view of their payments activity. This multi-tiered system addresses the needs of both local and global payment processes. At the local level, Global PAYplus(TM) employs a client/server funds transfer payment system that supports both the local payment processing, and risk management and regulatory compliance for the local clearing systems. At the global level, Global PAYplus(TM) aggregates worldwide payment activity. Global PAYplus(TM) is a multi-platform system supporting both UNIX and NT that employs open technology standards. The system features end-to-end security and multi-currency capabilities.

RECON$TAR(TM)

    Our RECON$tar(TM) solution is a client/server system based on Windows NT that enables financial institutions to automatically reconcile various types of transactions, such as incoming/outgoing wire transfer transactions. Flexibility was incorporated into the product to cover a wide range of reconciliation requirements and to permit tailoring of the product to meet specific processing, accounting and reporting needs.

CASH MANAGEMENT SOLUTIONS

ACCESS BANKING(TM)

    Our ACCESS Banking(TM) solution is a client/server product that enables banks and other financial institutions to provide cash management services to their corporate clients. ACCESS Banking(TM) is targeted at the mid-to-large-size financial institutions. Through ACCESS Banking(TM), clients can obtain balance history and intra-day reporting, manage check transactions, originate ACH transactions and initiate wire transfer payments. ACCESS Banking(TM) consists of a server located in the back-office of a bank and a remote access module located at the premises of the bank's corporate client. Clients can interact with the bank's ACCESS Banking(TM) server remotely via the web, touch-tone telephone with voice response, teletype terminal emulation or facsimile transmission.

ACCESS.PRO(TM)

    The ACCESS.pro(TM) product, which is our newest Internet-based product, enables corporations to perform sophisticated cash management functions across accounts at multiple branches, in multiple currencies, and in multiple countries and regulatory environments. ACCESS.pro(TM) is designed to reduce the cost of delivering remote banking services through universal access and simplified maintenance and distribution of remote software.

FUNDTECH BANKER

    Fundtech Banker(TM) is a suite of cash-management products used in connection with the delivery of comprehensive electronic banking to the commercial and corporate markets. Fundtech Banker(TM) suite provides a bank's commercial customers with timely notification of fraudulent or misposted transactions, expedited funds transfer services, reduced reconcilement costs, and more timely information flow and data delivery.

    Fundtech Banker(TM) allows small and mid-tier banks to offer corporate and commercial business customers products and services that previously were only available to large institutions.

FUNDTECH BANKER FOR THE INTERNET

    Fundtech Banker for the Internet(TM) is a Web-based product that addresses the unique electronic banking service needs of the small business and middle market. Fundtech Banker for the Internet(TM) is run with Fundtech Banker(TM), our PC-based cash management suite of products.

SETTLEMENT SOLUTIONS

PAYPLUS FOR CLS(TM)

     PAYplus for CLS(TM) is an integrated solution that assists large foreign exchange trading banks in addressing the requirements of the CLS bank. PAYplus for CLS(TM) provides payments, treasury, reconciliation, interface and systems management controls that assist banks in meeting the necessary requirements. In addition, PAYplus for CLS(TM) provides such institutions full control and functionality for its foreign exchange (FX) trading relationships.

NOSTROplus(TM)

    NOSTROplus(TM) is designed to facilitate the management of correspondent account relationships worldwide by enabling banks to meet target balances at the account and currency level while minimizing the costs of account ownership.

    NOSTROplus(TM) is a client/server software application that combines account balance management, automated funding, and account/transaction matching features. NOSTROplus(TM) supports processing for major currencies and includes special features for the management of Euro accounts and sweep relationships.

ASP/OUTSOURCING SOLUTIONS

FUNDTECH CONNECT - PAYPLUS USA AND ACCESS

    Fundtech Connect is an application service provider (ASP) solution available for all of our products. This service allows banks to have our solutions reside at our data center rather than requiring the bank to purchase the necessary hardware and software to host the solution in-house.

INTERBANK GATEWAY SERVICES

    Interbank Gateway Services is a set of electronic payments and securities application services provided by our service bureau in Switzerland. The Interbank Gateway Services provides a secure and reliable technology infrastructure, which enables financial institutions to initiate, process and support electronic payment transactions across a wide range of settlement systems. The service bureau's customers are currently predominantly Swiss banks, but we intend to expand this offering into other areas of the world. In addition, we intend to continue expanding the application services offered by the service bureau in an effort to continue offering our bank customers the most complete set of electronic payment and e-commerce solutions available in the market.

    Interbank Gateway Services provides the following application functionality:

     o Cigt allows banks and other financial institutions to connect to the Central Bank of Switzerland for the processing and settlement of bank to bank e-payments.

     o EUROSICigt allows banks and other financial institutions to connect to the Central Bank of Switzerland for the processing and settlement of bank to bank Euro-denominated e-payments.

     o SECOMigt allows banks and other financial institutions to engage in the electronic trading and settlement of securities transactions through online-access to SECOM, Switzerland's securities trading and settlement system.

     o SWIFTigt allows banks and other financial institutions to connect to the SWIFT network for the processing and settlement of international bank to bank e-payments.

WIREUP(TM)- CONTINGENCY PROCESSING CENTERS

     WireUp(TM) - Contingency Processing Centers were developed to respond to the need of our customers for a contingency back-up system for wire transfer operations (in accordance with government regulations). WireUp(TM) offering supports all of our U.S.-based product groups and we have centers in Jersey City, New Jersey, San Leandro, California and Norcross, Georgia.

CUSTOMERS AND MARKETS

    Our scaleable products are sold to a wide array of financial institutions and large business enterprises.

The markets for our products consist of the following end-users:

     o U.S. Banks - This group of customers is divided into three tiers. The top tier consists of approximately 100 banks, each with more than $10 billion of assets. The second tier consists of approximately 3,500 banks, each with over $100 million in assets. The third tier consists of approximately 5,500 small banks, each with less than $100 million of assets.

     o Agency Banks and Branches of Foreign Banks Located in the United States - These banks are located mainly in financial centers such as New York City, San Francisco, Los Angeles and Dallas.

     o Banks located Outside of the U.S. in countries that have moved or will move into processing payments on a real time gross settlement basis.

     o Large Business Enterprises - These enterprises consist of: (1) financial institutions which provide regular treasury management services to large corporations; (2) large non-bank financial institutions, primarily brokerage houses, bond dealers, and insurance firms, which need to conduct their own internal treasury management and risk management activities; and (3) Fortune 500 companies with significant multinational operations which require a real-time view of their cash position.

     During the year 2000 and 2001, we pursued a strategy of penetrating the top tier of global banks with our PAYplus for CLS(TM) product offering. The major foreign exchange trading banks worldwide, as well as central banks and regulators are supporting the creation of the CLS, a global system for providing FX settlement services. CLS is intended to handle FX trades with a daily value of approximately three trillion U.S. dollars. We have been successful in obtaining the majority of the CLS contracts awarded to date from banks including, inter alia, Australia and New Zealand Banking Group Ltd., Bank of America, Bank of New York, Citibank, Commerzbank, Deutsche Bank, Dresdner Bank, and National Australia Bank. We believe that this significant step forward will help us leverage our technology and offer those banks additional products in the future such as the Citibank Global Payplus agreement.

    In 2001, we entered into an agreement with a leading international financial institution whereby we agreed to license certain of our products, including PAYplus for CLS(TM) and Global PAYplus(TM), and perform various consulting and maintenance services in connection with the license of such products. For the year ended December 31, 2001, the aggregate total revenue derived from the license of these products, and the fees earned in connection with the consulting and maintenance services was approximately $7,800,000, which represents approximately 17.7% of our 2001 revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Customer."

SALES AND MARKETING

     We sell our products and services primarily through our direct sales force. In the past we have relied more heavily on referrals from partners. Many of our partners have changed their market focus and/or become our direct competitors. In response to this and other factors, we have grown our sales force to support our direct sales efforts. We have a dedicated sales staff in the U.S., United Kingdom, Switzerland, Singapore and Australia.

    We are an active participant in various trade shows and conferences where we promote our products. In addition, we receive inquiries about our products directly through our corporate website.

    We maintain a good relationship with the Federal Reserve Bank in the USA to ensure that our products meet Federal Reserve requirements. We also maintain a good working relationship with SWIFT, a utility for communication of global FI payment and settlement instructions owned by the largest banks in the world. By ensuring that our solutions are SWIFT-compliant, we are well positioned to offer payment and settlement solutions to international banks.

SOFTWARE DEVELOPMENT

    We believe that our software development team provides a significant competitive advantage. The team is comprised of developers with experience in visual programming design and object-oriented software development of mission-critical applications. We also believe that this assembly of diverse technical expertise contributes to the highly integrated functionality of our products. Our ability to attract and retain highly qualified employees will be one of the principal determinants of our success in maintaining technological leadership. The total software development staff consisted of 173 full-time employees on December 31, 2001. All of our products have been developed internally by our product development staff. Some of these products embed, or are bundled with, standardized software products developed by other companies. We believe significant investments in product development are required to remain competitive.

    To ensure that our products are developed successfully, within their budgets and according to schedule, all of our products are sent through the following four distinct design and testing stages: (1) specifications are developed through consultation with prospective users to ensure that the product matches the user's requirements; (2) an internal quality assurance team verifies the integrity of the product at each stage of development prior to beta testing; (3) beta testing data is used to evaluate the functionality of the products and their ability to perform under realistic conditions; and (4) a controlled group of users is polled regularly to identify any modifications that may be necessary. In addition, we work closely with current and potential end-users, our strategic partners and leaders in certain industry segments to identify market needs and define appropriate product specifications. Our employees also participate in numerous user focus groups to review product design. We have software development sites in Georgia, New Jersey, Massachusetts, Israel, and Switzerland. We believe that separating development by geographic region allows for both development to be in close proximity to the targeted market and increases our opportunity to attract development talent.

CUSTOMER SUPPORT AND MAINTENANCE

    We believe that effective customer support and maintenance in the software industry requires rapid, efficient and comprehensive installation of the product. Upon installation, we strive to provide superior customer support by solving problems quickly and providing customers with consistent, accurate and understandable technical information. We employ test scripts and bank production data to test our solutions and our products are shipped with back-up procedures installed. We recognize that timely solutions are essential for our mission-critical solutions in the event problems do arise. We emphasize responsiveness to our customers' inquiries and offer telephonic support twenty-four hours a day. Customer inquiries range from production problems to user questions and hardware issues. In addition, we utilize Remote Access Services (RAS-Windows NT service) to enhance remote customer support. Certain of our distributors also provide sales, service and technical support functions for our products to end-users in the distributors' respective territories.

COMPETITION

    We believe that the principal competitive factors in the industry in which we operate are product performance, open industry standard architecture scalability, technical features, compatibility with multiple existing operating systems, reliability, security, relational database powers, price, customer service and support, and ease of use. We also believe that our products and related services are competitive with respect to these factors. However, there can be no assurance that we will be able to differentiate our products from the products of our competitors or that we can successfully develop or introduce successfully new products that are less costly than, or superior to, those of our competitors. In addition, existing and new competitors may have established relationships with our existing and potential customers, which could have a material adverse effect on our ability to compete.

    The industry in which we operate is highly competitive and evolving. Furthermore, certain large banks have developed solutions internally which they are marketing to other banks and/or implementing in banks that they have acquired. Many of our existing and potential competitors have, or are likely to have, more extensive engineering, development, marketing, distribution (particularly with respect to direct sales forces), financial, technological and personnel resources than us.

    Increased competition could materially adversely affect our revenues and profitability through loss of market share, pricing pressures and other factors, any of which could have a material adverse effect on our business, financial condition and results of operations.

PROPRIETARY RIGHTS

    Our competitive position depends heavily on our technological advantages. Accordingly, we use a combination of technical measures, contractual rights, non-disclosure agreements, trade secret statutes and precedents, copyrights and trademarks to establish and protect the proprietary rights in our products and technologies. We have no registered patents or pending patent applications. Although we generally enter into non-disclosure and confidentiality agreements with our employees, customers and distributors who have access to sensitive information, there can be no assurance that these agreements will not be breached, that the courts will enforce the restrictive provisions of these agreements, or that such enforcement would provide adequate remedies for any such breach. The courts may not regard any particular technology as being a "trade secret" under applicable law. There can be no assurance that the steps we take to protect our proprietary rights will be adequate to prevent others from gaining access to or misappropriating our technology, or independently developing or acquiring for sale products or services with technologies and features similar to ours. The loss of proprietary rights or trade secret protection, or the independent development or acquisition of such products could have a material adverse effect on our business, financial condition and results of operations.

    Although we believe that our technology has been independently developed and that none of our technology or intellectual property infringes on the rights of others, there can be no assurance that we do not and will not infringe on others' rights, or that third parties will not assert infringement claims against us in the future. If such infringement were found to exist, we may be required to modify our products and/or technologies, or obtain a license permitting their continued use. In such circumstances, there can be no assurance that we will be able to do either in a timely manner or upon acceptable terms and conditions, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, if future litigation were to become necessary to protect trade secrets, know-how or other proprietary rights, the defense against claimed infringement of the rights of others, or the determination of the scope and validity of the proprietary rights of others could result in substantial costs. Adverse determinations in any litigation or proceeding could subject us to significant liabilities to third parties, preventing us from producing, selling or using certain of our products or technologies, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will have the resources to defend or prosecute a proprietary rights infringement or other action. In addition, the laws of certain countries may not protect our contractual rights, trade secrets, copyrights, technical measures, non-disclosure agreements, trademarks, products, processes or technologies to the same extent as in the U.S.

GOVERNMENT REGULATION

    Our current and prospective customers, which include financial institutions such as state and federally chartered banks, savings and loan associations, as well as customers in other industries that we may target in the future, operate in markets that are subject to extensive and complex regulation. While we are not directly subject to such regulation, except in connection with the operation of our Swiss service bureau, our products and services must be designed to work within the extensive and evolving regulatory constraints under which our customers operate. The failure of our products and services to support customers' compliance with current regulations, to address changes in customers' respective regulatory environments or to adapt to such changes in an efficient and cost-effective manner could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

    As of December 31, 2001, we had 363 employees, of which 239 were located in the United States, 50 were located in Israel, 46 were located in Switzerland, 21 were located in the United Kingdom, 5 were located in Australia and 2 were located in Singapore. Of the 239 employees located in the United States, 130 were employed in software development, 60 were employed in operations, 19 were employed in sales and marketing and 30 were employed in administration. Of the 50 employees in Israel, 28 were employed in software development, 15 were employed in operations, 1 was employed in sales and marketing and 6 were employed in administration. Of the 46 employees in Switzerland, 15 were employed in software development, 14 were employed in operations, 6 were employed in sales and marketing and 11 were employed in administration. Of the 21 employees in the United Kingdom, 14 were employed in operations, 5 were employed in sales and marketing and 2 were employed in administration. Of the 5 employees in Australia, 4 were employed in operations and 1 was employed in sales and marketing. Of the 2 employees in Singapore, 1 was employed in sales and marketing and 1 was employed in operations.

    We consider ourselves to have good relations with our employees and have never experienced a labor dispute, strike or work stoppage. Our employees are not represented by a labor union.

    None of our employees are a party to a collective bargaining agreement with us. However, we are subject to certain provisions of collective bargaining agreements among the Government of Israel, the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Industrialists' Association) that are applicable to our Israeli employees by virtue of expansion orders of the Israeli Ministry of Labor and Welfare. In addition, Israeli labor laws are applicable to all of our employees in Israel. Those provisions and laws principally concern the length of the workday, minimum daily wages for workers, procedures for dismissing employees, determination of severance pay and other conditions of employment.

    As a general practice, although not legally required, we contribute funds on behalf of most of our full-time employees in Israel to an individual insurance policy known as "Managers' Insurance." This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee, provides for payments to the employee upon retirement or death, and secures severance pay, if any, to which the employee is legally entitled upon termination of employment. The remaining part of this obligation is presented on our balance sheet as a provision for severance pay. See Note 2(m) to the Consolidated Financial Statements.

    All Israeli employers are required to provide certain increases in wages as partial compensation for increases in the CPI. The specific formula for such increases varies according to agreements reached among the Government of Israel, the Manufacturers' Association and the Histadrut. Israeli employees and employers also are required to pay pre-determined sums (which include a contribution to national health insurance) to the Israel National Insurance Institute, which provides a range of social security benefits.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

    From time to time, information provided by us, including but not limited to statements included in this report, or other statements made by or on our behalf, may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words, "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similarly expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in our public filings, including general economic and market conditions, changes in regulations and taxes and changes in competition and pricing environments. Reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

    We do not own any real property. As of December 31, 2001, we leased an aggregate of approximately 13,000, 17,000, 15,000, 15,000, 6,700 and 26,000
square feet of office space in Ramat Gan, Israel, Burlington, Massachusetts, Jersey City, New Jersey, Carrollton, Texas, San Leandro, California and Norcross, Georgia, respectively, and 9,500 and 1,800 square feet of office space in Switzerland and the U.K. The aggregate annual lease payments for our facilities were approximately $1,778,000. In March 2002, we terminated our lease in Carrollton, Texas and entered into a new lease with the same landlord for approximately 3,000 square feet also located in Carrollton, Texas, resulting in a net savings in our annual lease payments of approximately $112,000.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any litigation or legal proceeding, either in Israel or abroad, and are not aware of any other pending or threatened litigation that may have a material adverse effect on us or our business. The complaint, which was filed against us in the United States District Court for the District of New Jersey on or about October 22, 1999 (previously disclosed on Forms 10-K for the years ended December 31, 1999 and December 31, 2000) was dismissed in August 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 31, 2002, we held our Annual Meeting of Shareholders, at which:

     (i) an increase of 100,000 options available for grant under the Directors' Option Plan was approved, with 10,403,123 votes cast for, 657,609 cast against, 1,074,670 abstentions and 0 broker non-votes;

     (ii) the compensation of directors was approved, with 11,041,223 votes cast for, 18,079 cast against, 1,076,100 abstentions and 0 broker non-votes;

     (iii) the compensation of Gil Weiser for consulting services provided to the Company was ratified and approved, with 11,007,838 votes cast for, 52,264 cast against, 1,075,300 abstentions and 0 broker non-votes;

     (iv) the compensation and option award of Reuven-Ben Menachem were ratified and approved, with 11,008,295 votes cast for, 1,105,989 cast against, 21,118 abstentions and 0 broker non-votes;

     (v) (a) a decrease of 218,857 of the number of options available for grant under the 1997 Israel Plan and a decrease of 218,857 of the number of Ordinary Shares reserved for issuance upon exercise of options under the 1997 Israel Plan; (b) a decrease of 134,436 in the number options available for grant under the 1997 U.S. Plan and a decrease of 134,436 in the number of Ordinary Shares reserved for issuance upon exercise of options under the 1997 U.S. Plan; and, (c) an increase of 385,045 in the number of options available for grant under the 1999 Plan and an increase of 385,045 in the number of Ordinary Shares reserved for issuance upon exercise of options under the 1999 Plan was approved, with 10,824,450 votes cast for, 236,184 cast against, 1,074,768 abstentions and 0 broker non-votes;

     (vi) appointment of Kost, Forer and Gabbay, a member of Ernst & Young International, independent certified public accountants, as auditors for fiscal year 2001 and authorization of the Board of Directors to set the remuneration for such auditors was ratified, with 12,077,432 votes cast for, 39,420 cast against, 18,550 abstentions and 0 broker non-votes;

     (vii) amendments to the Articles of Association were ratified and approved, with 10,872,062 votes cast for 188,280 cast against, 1,075,060 abstentions and 0 broker non-votes; and

      (viii) the purchase of insurance for the benefit of the directors, the undertaking in advance to indemnify such directors and the exemption of such directors from their duty of care were approved, with 10,861,800 votes cast for, 199,152 cast against, 1,074,450 abstentions and 0 broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our ordinary shares are quoted on the NASDAQ National Market under the symbol "FNDT". Prior to July 28, 1999, our symbol was "FNDTF". The following table sets forth, for the periods indicated, the high and low closing sales prices for the ordinary shares:

                                                           HIGH          LOW
     1999
       First Quarter....................................    31           19
       Second Quarter...................................    44 1/4       25 1/4
       Third Quarter....................................    31 3/8       21 3/8
       Fourth Quarter...................................    21 1/2       10 9/16

     2000
       First Quarter....................................    41 5/8       22 1/4
       Second Quarter...................................    28 1/8       18 3/16
       Third Quarter....................................    26 7/8       19 1/4
       Fourth Quarter...................................    24 1/4       14 5/16

     2001
       First Quarter  ..................................    18.125        5.813
       Second Quarter...................................    11.34         5.658
       Third Quarter....................................     7.50         4.52
       Fourth Quarter...................................     5.36         3.42

     2002 First Quarter (Through March 15, 2002)........     5.24         3.54

    On March 15, 2002, the last closing sale price of the ordinary shares, as reported by the NASDAQ National Market, was $4.20 per share. As of March 15, 2002, we had 65 shareholders of record. We believe that the number of beneficial owners of the ordinary shares is approximately 1500-2000.

                                 DIVIDEND POLICY

    We intend to retain all future earnings for use in the development of our business and do not anticipate paying cash dividends in the foreseeable future. If we declare cash dividends, they could be taxable to the recipient. Because we have received benefits under the Law for the Encouragement of Capital Investments, 1959, as amended (the "Investment Law"), payment of cash dividends during the exemption period granted under the Investment Law will subject that portion of our income derived from the Approved Enterprise status granted to us under the Investment Law to Israeli taxes to which the income would not otherwise be subject. We intend to reinvest the amount of the tax-exempt income derived from our "Approved Enterprises" status permanently and not to distribute such income as dividends.

    Under the Israeli Companies Law of 1999 (the "Companies Law"), dividends may be paid by an Israeli company only out of its profits, as defined in such law. Under the Companies Law, a company's Board of Directors has the general authority to distribute dividends to the shareholders out of profits referred to above, and a company may determine in its Articles of Association that dividends may be approved: (i) by the general meeting, following a recommendation of the Board of Directors (the shareholders may reduce, but not increase, the dividends recommended by the Board of Directors), (ii) by the Board of Directors, after the shareholders have approved the maximum amount of dividends which may be distributed, and (iii) in any other manner detailed in a company's Articles of Association, provided that the company's board shall determine that such distribution complies with the provisions of the Companies Law. In the event we pay dividends, it is anticipated that any dividends paid to non-residents of Israel would be paid in NIS.

                       PASSIVE FOREIGN INVESTMENT COMPANY

    We would be a passive foreign investment company (a "PFIC") for 2001 if (taking into account certain "look-through" rules with respect to the income and assets of our subsidiaries) either 75 percent or more of our gross income for the taxable year is passive income or the average percentage (by value) of our passive assets during the taxable year is at least 50 percent.

    Based on discussions with our professional advisors, we reasonably believe that we should not be a PFIC for 2001. No ruling has been or will be obtained from the Internal Revenue Service as to whether we are a PFIC, and no assurance can be given that the Internal Revenue Service will not disagree with, or challenge in court, the position that we are not a PFIC, or that such challenge will not be sustained by a court.

    In general, if, notwithstanding our belief, we were a PFIC, each U.S. shareholder of ours would, unless it made one of the elections discussed below on a timely basis (generally on or before the due date (as extended) for its income tax return for the first tax year to which the election will apply), be taxable on gain recognized from the disposition of our shares (including gain deemed recognized if our shares are used as security for a loan) and upon receipt of certain distributions with respect to our shares as if such income had been recognized ratably over the shareholder's holding period during which we were a PFIC. The tax would be computed at the highest ordinary income tax rate in effect for each period to which the income is allocated, and an interest charge on the tax as so computed would also apply. Additionally, if we were a PFIC, U.S. shareholders who acquire our shares from decedents (other than nonresident aliens) dying before 2010 would be denied the normally-available step-up in basis for such shares to fair market value at the date of death and, instead, would have a tax basis in such shares equal to the decedent's basis, if lower.

    As an alternative to the tax treatment described above, a U.S. shareholder could elect to treat us as a "qualified electing fund" (a "QEF"), in which case the U.S. shareholder would be taxed currently on its pro rata share of our ordinary earnings and net capital gain (subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge). As another alternative to the tax treatment described above, a U.S. shareholder could elect to mark our shares to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the our shares and the shareholder's adjusted basis in the shares. Losses would be allowed only to the extent of net mark-to-market gain previously included in income by the U.S. shareholder.

     The U.S. federal income tax consequences to a U.S. shareholder if we were to be a PFIC are complex. A U.S. shareholder should consult with its own advisor with regard thereto in light of its particular circumstances, as well as with regard to whether it should make, and the requirements for making, the elections described above. A U.S. shareholder considering making a QEF election should also consult with us to determine if we can provide or make available the information necessary to make such an election.

                     RECENT SALES OF UNREGISTERED SECURITIES

    There were no sales of unregistered securities in 2001.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The selected consolidated statement of operations data for each of the three years ended December 31, 1999, 2000 and 2001, and the selected consolidated balance sheet data as of December 31, 2000 and 2001 are derived from our Consolidated Financial Statements set forth elsewhere herein which have been prepared in accordance with U.S. generally accepted accounting principles. The selected consolidated statement of operations for each of the two years ended December 31, 1997 and 1998 and the selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements not included herein. All of the financial data set forth below are in thousands and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.


                                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                           1997         1998         1999         2000         2001
                                                        ----------   ----------   ----------   ----------   ---------
           STATEMENT OF OPERATIONS DATA:
           Revenues:
             Software license fees..................    $    4,997   $   14,007   $   17,667   $   28,492   $  17,067
             Maintenance and services fees..........         2,313        7,116       12,531       17,351      26,248
             Hardware sales.........................           709        2,009        1,493        1,437         842
                                                        ----------   ----------   ----------   ----------   ---------
               Total revenues.......................         8,019       23,132       31,691       47,280      44,157
           Cost of revenues:
             Software license costs.................           334          238          559          252         896
             Maintenance and services costs.........         1,086        4,549        8,051       12,292      18,316
             Hardware costs.........................           646        1,631        1,132        1,131         686
                                                        ----------   ----------   ----------   ----------   ---------
               Total cost of revenues...............         2,066        6,418        9,742       13,675      19,898
                                                        ----------   ----------   ----------   ----------   ---------
           Gross profit.............................         5,953       16,714       21,949       33,605      24,259
           Operating expenses:
             Software development...................         2,468        6,636       12,880       17,747      19,185
             Selling and marketing, net.............         1,750        2,970        6,464        9,637      10,325
             General and administrative.............         1,189        2,080        3,737        6,207       9,328
            Amortization of acquisition, related
             goodwill and other intangible assets...            --          206        1,275        2,462       2,525
           Provision for doubtful accounts..........           100          185          258          717       5,966
           Non recurring expenses...................            --           --           --           --       4,073
             In-process research and development
               write-off............................            --       16,600        2,802           --          --
                                                        ----------   ----------   ----------   ----------   ---------
               Total operating expenses.............         5,507       28,677       27,416       36,770      51,402
                                                        ----------   ----------   ----------   ----------   ---------
           Operating income (loss)..................           446      (11,963)      (5,467)      (3,165)    (27,143)
           Impairment and realized losses on
             available for sale marketable securities           --           --           --           --      (7,826)
           Financial income, net....................           190          571        3,756        5,542       3,343
                                                        ----------   ----------   ----------   ----------   ---------
           Net income (loss)........................    $      636   $  (11,392)  $  (1,711)   $    2,377   $ (31,626)
                                                        ==========   ==========   =========    ==========   =========

           Basic earnings (loss) per share..........    $     0.22   $    (1.12)  $   (0.13)   $     0.17   $   (2.22)
                                                        ==========   ==========   =========    ==========   ==========
           Diluted earnings (loss) per share........    $     0.08   $    (1.12)  $   (0.13)   $     0.16   $   (2.22)
                                                        ==========   ==========   =========    ==========   ==========
           Shares used in computing:
             Basic earnings (loss) per share........         2,837       10,151      12,855        14,096      14,218
                                                        ==========   ==========   =========    ==========   ==========
             Diluted earnings (loss) per share......         7,935       10,151      12,855        14,777      14,218
                                                        ==========   ==========   =========    ==========   ==========

           CONSOLIDATED BALANCE SHEET DATA:
           Cash, cash equivalents, short-term bank
             deposits and short term investments....    $    4,267   $   13,019   $  82,516   $    63,315   $  45,385
           Working capital..........................    $    6,645   $   18,140   $  90,016   $    83,840   $  55,206
           Total assets.............................    $    9,658   $   32,717   $ 125,142   $   126,872   $ 102,056

           Short-term bank credits, including current
             maturities of long-term debt...........    $      255           --         --            --          --
           Long-term debt...........................    $      261           --         --            --          --
           Shareholders' equity.....................    $    7,404   $   25,048   $ 118,594   $   119,714  $   91,220


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

    We are a leading provider of end-to-end financial transaction processing software solutions for financial institutions (FIs). These solutions are grouped into three broad categories: payment processing, foreign exchange settlement processing, and delivery channels for FI cash management products. These solutions enable banks to process and manage payments, foreign exchange settlements and cash management communication between FIs and their customers. The solutions facilitate communication between FIs and their customers for initiating payments, making inquiries and managing their activities with the FI. Our client/server web-enabled software products automate the payment and settlement processes and provide real-time transaction processing capabilities to FIs and their customers.

    We were incorporated in Israel in 1993. We acquired our ACCESS Banking(TM) products in April 1998, BBP, our Swiss subsidiary, in June 1999, and our Banker products in September 1999. To date, we have derived substantially all of our revenues from licenses of our ACCESS Banking(TM), ACCESS.Pro(TM), FEDplu$(TM), PAY$tar(TM), PAYplus RTGS(TM), PAYplus for CLS(TM), Global CASHstar(TM), WireUp(TM) and service bureau solutions and related services and third-party hardware sales.

    Financial information contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," is presented on a consolidated basis. Therefore, within Item 7 references to "we," "our" and "us" refer to us and our subsidiaries.

                      CRITICAL ACCOUNTING POLICY DISCLOSURE

REVENUE RECOGNITION

    Our revenues are generated from licensing the rights to use our software products directly to end-users and indirectly through sub-license fees from resellers. In addition, we also generate revenues from selling professional services, including consulting, implementation, training and maintenance and hardware sales.

    Revenue from software license agreements is recognized when all criteria outlined in Statement Of Position (SOP) 97-2 "Software Revenue Recognition" (as amended) are satisfied. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

    Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement, in accordance with the "residual method" prescribed by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions". Our VSOE used to allocate the sales price to services and maintenance is based on the price charged when these elements are sold separately. License revenue is recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method any discount in the arrangement is allocated to the delivered element.

    We generally do not grant rights of return to our customers. We generally provide a warranty period of up to six months at no extra charge. No provision is recorded at the time revenue is recognized for estimated warranty costs since, in our experience, such costs are immaterial.

    SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, such company overcomes the presumption that the software license fees are not fixed or determinable. Thus, a company should recognize software license fees when all other SOP 97-2 revenue recognition criteria are satisfied. We have concluded that for certain software arrangements with extended payment terms, the "fixed or determinable" presumption has been overcome and software license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria. The present value of such software license fees recognized in years 1999, 2000 and 2001 totaled approximately $1,700,000, $5,000,000 and $1,883,000 respectively.

    When contracts contain hosting services arrangements, we apply Emerging Issues Task Force 00-03 "Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored On Another Entity's Hardware."

    Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

    Revenues from software licenses that require significant customization, integration and installation are recognized based on SOP 81-1 "Accounting for Performance of Construction - Type and Certain Production -Type Contracts", using contract accounting on the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract.

    Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined in the amount of the estimated loss on the entire contract. As of December 31, 2001 no such estimated losses were identified.

    Revenue on arrangements with customers who are not the ultimate users (such as resellers) is not recognized until the product has been delivered to the end user.

    Revenue from maintenance and services are recognized over the life of the maintenance agreement or at the time that services are rendered.

    Revenue from hardware sales are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

    Deferred revenue includes unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenue.

OTHER CRITICAL ACCOUNTING POLICIES

    Our trade receivables and long-term trade receivables primarily include amounts due from banks and large financial institutions. We generally do not require collateral; however, in certain circumstances, we may require letters of credit, other collateral or additional guarantees. An allowance for doubtful accounts is determined with respect to those specific amounts that we have determined to be doubtful of collection. We perform ongoing credit evaluations of our customers.

    Management's assessment for uncertainties of outstanding debts collectibility resulted in a provision for doubtful accounts expenses in total amounts of $258,000, $717,000 and $5,966,000 for 1999, 2000 and 2001
respectively.

     We account for our investments in marketable securities using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

    Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities that have not been classified as "trading securities".

    As of December 31, 2000 and 2001 all marketable securities were designated as available-for-sale.

    As of December 31, 2001, due to the market conditions, and since management believed that the decline in the fair value of the marketable securities was other than temporary, the cost basis of these securities was written down to fair value as a new cost basis. During the fourth quarter of 2001, we sold approximately 86% of our investment in marketable securities. As of December 31, 2001 an impairment and realized losses on available-for-sale marketable securities amounting to $7,826,000 was included in earnings.

    Software development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred, net of participation of the Office of the Chief Scientist.

    SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a detailed program design.

    Our costs incurred between completion of the detailed program design and the point at which the product is ready for general release have been capitalized. As of December 31, 2001, the Company capitalized development costs totaling $7,876,000 in aggregate, which costs have not been amortized as the products are not yet ready for general release to customers.

    In response to declines associated with the cautious investment technology spending environment within the financial services industry, during the second quarter of 2001 we adopted a restructuring and integration plan. As part of the plan, through the end of January, 2002, we reduced our work force by 89 employees and sublet portions of our existing office space. In addition, we consolidated aspects of our Dallas operation into our existing operations in order to improve efficiency and eliminate duplicate cost structures.

    We began to realize the benefits of the plan in the third quarter of 2001 as evidenced by the reduction in total maintenance and services costs and total software development expenses. Total maintenance and services costs decreased by $1,280,000, or 13.11%, to $8,518,000 in the six months ended December 31, 2001 from $9,798,000 in the six months ended June 30, 2001. Software development expenses (before reduction for capitalization) decreased by $1,253,000, or 9.5%, to $11,916,000 in the six months ended December 31, 2001 from $13,169,000 in the six months ended June 30, 2001.

    In 2000 and 2001, we incurred expenses in connection with new ventures, which were to be reimbursed by such ventures upon the formation of the underlying entities. We capitalized $1,035,000 in connection with such ventures. In April 2001, management and the other investors decided not to proceed with the formation of the entities, which resulted in our writing-off the full amount.

    The currency of the primary economic environment in which our operations are conducted is the dollar. Thus, we use the dollar as our functional and reporting currency. Transactions and balances in other currencies are remeasured into dollars in accordance with the principles set forth in FASB Statement No. 52. Exchange gains and losses arising from remeasurement are recorded as income or expense as applicable. See "Impact of Inflation and Currency Fluctuations; Market Risks."

    The financial statements of a foreign subsidiary whose functional currency is not the U.S. dollar have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity.

    Israeli companies, such as ours, are generally subject to income tax at the corporate rate of 36%. However, we are eligible for certain tax benefits which should result in our income being taxed at a significantly lower rate for some time after we begin to report taxable income and exhaust our net operating loss carry-forwards. See "Effective Corporate Tax Rate."

SIGNIFICANT REVENUE INFORMATION

    The following table presents our consolidated revenues according to the geographical regions to which such revenues are attributable:

                                  1999                           2000                            2001
                                  ----                           ----                            ----
                         TOTAL                           TOTAL                          TOTAL
                        REVENUES       PERCENTAGE       REVENUES      PERCENTAGE       REVENUES       PERCENTAGE
                        --------       ----------       --------      ----------       --------       ----------
  Israel             $     495             1.6%      $     574             1.2%     $      205            0.5%
  U.S.A.                23,257            73.4          26,942            57.0          30,773           69.7
  Australia                239             0.7           4,062             8.6              --             --
  Switzerland            4,156            13.1           6,313            13.4           7,381           16.7
  Other                  3,544            11.2           9,389            19.8           5,798           13.1
                     ==========        ===========   ============       ========    ==============     ========
                     $  31,691           100.0%      $  47,280           100.0%     $   44,157          100.0%
                     ==========        ===========   ============       ========    ==============     ========

MAJOR CUSTOMER

    In 2001, we derived approximately 17.7% of our annual revenues from the license fees, and consulting and maintenance service fees earned in connection with an agreement with a leading international financial institution. See "Business Description - Customers and Markets." We anticipate entering into new orders under this agreement which will likely result in an increase in fees earned from this customer in 2002. We also anticipate that these fees will represent a higher percentage of our total annual revenue in 2002 as compared to 2001. A failure of the bank to enter into or proceed with such orders could have a material adverse effect on our business, financial condition and results of operations.


ACQUISITION OF BUSINESSES FROM CHECKFREE, BBP, AND CERTAIN ASSETS FROM STERLING

    In April 1998, we acquired from CheckFree two businesses engaged primarily in the design and development of cash management software products and the development and sale of wire transfer products. We paid $18,824,000 in cash (including acquisition expenses) for the acquired CheckFree businesses. The transaction was accounted for as a purchase and resulted in the initial recording of approximately $3 million of goodwill which is being amortized over a period of 10 years and a one time write-off of research and development in process in the amount of $16.6 million.

    In June 1999, we entered into a Share Purchase Agreement with Biveroni Batchelet Partners AG, a Swiss corporation ("BBP"), and its shareholders, pursuant to which we purchased all of the outstanding shares of BBP for an aggregate purchase price of approximately $13.9 million, of which 75% was paid in cash and 25% in stock (105,315 ordinary shares). The transaction was accounted for as a purchase and resulted in the initial recording of approximately $11.1 million of goodwill and other intangibles which is being amortized over an average period of 8.5 years and a one time write-off of research and development in process in the amount of $2.8 million.

    On September 30, 1999, Fundtech Corporation, a wholly owned subsidiary of ours and FCMS, LLC, our indirect wholly owned subsidiary, consummated the purchase of certain assets and assumed liabilities constituting the cash management business of Sterling Commerce (Northern America) Inc. (the "Cash Management Business") for approximately $6.9 million (including acquisition expenses). The cash consideration was paid through immediately available funds from our working capital. The transaction was accounted for as a purchase and resulted in the initial recording of approximately $7.3 million of goodwill and other intangibles which is being amortized over an average period of 9.2 years.

    Certain preacquisition contingency reserves were established as of the acquisition dates that are subject to adjustment during the "allocation period" in accordance with SFAS 38 "Accounting for Preacquisition Contingencies." The fair value of the net assets acquired from BBP and Sterling has been adjusted to reflect the resolution of these contingencies established relating to certain litigation and liabilities associated with acquired contractual commitments.

    The purchase price reallocation resulted in a total reduction to the fair value of the Sterling and BBP acquisitions of approximately $1,573,000 and $214,000 respectively as well as a corresponding increase to goodwill.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of revenues represented by each of the items in our statement of operations:

                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                        1997          1998          1999          2000            2001
                                                     ----------   ----------   ----------    ----------       ---------
         Revenues:
            Software license fees............           62.3%         60.6%         55.6%         60.3%          38.7%
            Maintenance and service fees.....           28.8          30.8          39.7          36.7           59.4
            Hardware sales...................            8.9           8.6           4.7           3.0            1.9
                                                     ----------   ----------   ----------    ----------       ---------
              Total revenues.................          100.0         100.0         100.0         100.0          100.0
                                                     ----------   ----------   ----------    ----------       ---------
         Cost of revenues:
            Software license costs...........            4.2           1.0           1.8           0.5            2.0
            Maintenance and service costs....           13.5          19.7          25.3          26.0           41.5
            Hardware costs...................            8.1           7.1           3.6           2.4            1.6
                                                     ----------   ----------   ----------    ----------       ---------
              Total cost of revenues.........           25.8          27.8          30.7          28.9           45.1
                                                     ----------   ----------   ----------    ----------       ---------
         Gross profit........................           74.2          72.2          69.3          71.1           54.9
                                                     ----------   ----------   ----------    ----------       ---------
         Operating expenses:
            Software development, net........           30.8          28.7          40.6          37.5           43.5
            Selling and marketing, net.......           21.8          12.8          20.4          20.4           23.4
            General and administrative.......           14.8           9.0          11.8          13.2           21.1
         Amortization of acquisition, related
            goodwill and other intangible assets         --            0.9           4.0           5.3            5.7
         Provision for doubtful accounts ....            1.3           0.8           0.9           1.6           13.5
         Non recurring expenses                          --            --            --            --             9.2
            In-process research and development
            write-off........................            --           71.8           8.8           --            --
                                                     ----------   ----------   ----------    ----------       ---------
         Total operating expenses............           68.7         124.0          86.5          77.8          116.4
                                                     ----------   ----------   ----------    ----------       ---------
         Operating income (loss).............            5.5         (51.8)        (17.2)         (6.7)         (61.5)
         Impairment   and   realized   losses   on
            available    for    sale    marketable
            securities.......................                                                                   (17.7)
         Financial income, net...............            2.4           2.5          11.8          11.7            7.6
                                                     ----------   ----------   ----------    ----------       ---------
         Net income (loss)...................            7.9%        (49.3)%        (5.4)%         5.0%         (71.6)%
                                                     ==========   ==========   ==========    ==========       =========


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Software License Fees. Software license fees consist of revenues derived from software license agreements entered into between us and our customers. Software license fees decreased by $11,425,000, or 40.1%, to $17,067,000 in the year ended December 31, 2001 from $28,492,000 for the year ended December 31, 2000. The decrease is primarily attributable to lengthening sales cycles and more cautious spending on the part of the information technology departments of financial institutions.

    Maintenance and Services Fees. Maintenance and services fees include revenues derived from maintenance contracts, installation and training fees, service bureau fees, consulting fees, certification fees and related items. We generally receive a contract for maintenance and services at the time a contract for the license is entered into. Maintenance and services fees increased by $8,897,000, or 51.3%, to $26,248,000 in the year ended December 31, 2001 from
$17,351,000 in the year ended December 31, 2000. The increase is commensurate with the increase in software licenses (and corresponding license fees) under maintenance and the increase in the services provided under large projects for top-tiered customers.

    Hardware Sales. Hardware sales consist of the reselling of third-party hardware in connection with the licensing and installation of our software. Hardware sales decreased by $595,000, or 41.4%, to $842,000 in the year ended December 31, 2001 from $1,437,000 in the year ended December 31, 2000. The decrease in hardware sales is attributable to a decrease in the number of software licenses in connection with which the customer purchased hardware through us.

    Software License Costs. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping, third-party embedded software costs and royalties to others. Software license costs increased by $644,000, or 255.6%, to $896,000 in the year ended December 31, 2001, from $252,000 in the year ended December 31, 2000. The gross margin of software license fees decreased from 99% in the year ended December 31, 2000 to 95% in the year ended December 31, 2001. The decrease in the gross margin is primarily due to an increase in third-party embedded software costs and royalties.

    Maintenance and Services Costs. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance, service bureau and professional services. Maintenance and services costs increased by $6,024,000 or 49.0% to $18,316,000 in the year ended December 31, 2001, from $12,292,000 in the year ended December 31, 2000 due to increased software licenses under maintenance and the increase in the services provided under large projects for top-tiered customers. The gross margin on maintenance and services fees increased slightly from 29.1% in the year ended December 31, 2000 to 30.1% in the year ended December 31, 2001.

    Hardware Costs. Hardware costs consist primarily of our cost of computer hardware resold to our customers. The cost of hardware sales decreased by $445,000, or 39.3%, to $686,000 in the year ended December 31, 2001 from $1,131,000 in the year ended December 31, 2000. The decrease in costs is commensurate with the decrease in hardware sales. The gross margin on hardware decreased from 21.3% in the year December 31, 2000 to 18.5% in the year ended December 31, 2001. The decrease in gross margin is primarily due to volume discounts.

    Software Development. Software development expenses are related to the development and testing of new products. Software development expenses increased by $1,438,000, or 8.1%, to $19,185,000 in the year ended December 31, 2001, from
$17,747,000 in the year ended December 31, 2000. These amounts exclude $5,901,000 of capitalized costs in the year ended December 31, 2001, and $1,975,000 of capitalized costs in the year ended December 31, 2000, incurred for the development of the Company's Global PAYplus product. The increase in software development costs is principally related to the development and enhancement of new products such as PAYplus RTGS(TM), PAYplus for CLS(TM), ACCESS.pro(TM), NOSTROPlus(TM) and the Banker suite.

    Selling and Marketing, Net. Selling and marketing expenses increased by $688,000, or 7.1%, to $10,325,000 in the year ended December 31, 2001 from
$9,637,000 in the year ended December 31, 2000. Selling and marketing expenses as a percentage of revenues increased by 3% to 23.4% in the year ended December 31, 2001 from 20.4% in the year ended December 31, 2000. This increase as a percentage of revenues is primarily attributable to a decrease in revenues and an increase in expenses resulting from operating the Singapore office and the expanded European operations for the full year.

    General and Administrative. General and administrative expenses increased by $3,121,000, or 50.2%, to $9,328,000 in the year ended December 31, 2001 from
$6,207,000 in the year ended December 31, 2000. This increase is due to the headcount addition of general and administrative personnel an increase in average salaries and an increase in professional and consulting fees.

    Amortization of Acquisition-Related Goodwill and other Intangible Assets. Amortization expense increased by $63,000, or 2.6%, to $2,525,000 for the year ended December 31, 2001 from $2,462,000 for the year ended December 31, 2000. This amortization of goodwill has remained relatively stable.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No.142 "Goodwill and other Intangible Assets" ("the Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    We will apply the new rule beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. We cannot yet estimate what the effect, if any, of these tests will be on our financial position and results of operations.

    Provision for Doubtful Accounts. Management's assessment for uncertainties of outstanding debts collectibility resulted in a provision for doubtful accounts totaling $5,966,000 for the year ended December 31, 2001 compared to $717,000 for the year ended December 31, 2000.

    Non-Recurring Expenses. In connection with the restructuring and integration plan we adopted in the second quarter of 2001, we recorded non-recurring expenses totaling $3,038,000. These non-recurring expenses included: (i) facility closures and related costs in the amount of $1,513,000; (ii) employee termination benefits and related costs in the amount of $790,000; (iii) property and equipment abandonment in the amount of $270,000 and (iv) integration costs in the amount of $465,000. In addition, in the second quarter of 2001 we wrote-off $1,035,000 in connection with the decision not to proceed with the formation of certain entities. For further explanation, see the "Other Critical Accounting Policies" section above.

    Impairment of Marketable Securities. The charge for impairment of marketable securities was $7,826,000 for the year ended December 31, 2001 as compared to $0 for the year ended December 31, 2000. As of December 31, 2001, due to market conditions the unrealized losses in our marketable securities increased to $7,826,000. Since we believe this decline is other than temporary, the cost basis of these securities was written down to fair value as a new cost basis.

    Financial Income, Net. Net financial income decreased by $2,199,000, or 40%, to $3,343,000 in the year ended December 31, 2001 from $5,542,000 in the year ended December 31, 2000. The decrease of the financial income is primarily due to a decrease in cash and cash equivalents and marketable securities, as well as interest and dividend rate declines that were earned on such holdings.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Software License Fees. Software license fees consist of revenues derived from software license agreements entered into between us and our customers. Software license fees increased by $10,825,000 to $28,492,000 in the year ended December 31, 2000 from $17,667,000 for the year ended December 31, 1999, an increase of 61%. This increase was attributable to the sale of our current product offerings, specifically PAYplus RTGS(TM), PAYplus for CLS(TM) and ACCESS Banking(TM), as well as a growth in sales from businesses acquired in 1999, including the Banker internet cash management products and revenues generated from the BBP service bureau.

    Maintenance and Services Fees. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. We generally receive a contract for maintenance and service at the time a contract for the license is entered into. Maintenance and services fees increased by $4,820,000 to $17,351,000 in the year ended December 31, 2000 from $12,531,000 in the year ended December 31, 1999, an increase of 38%. The increase was commensurate with the increase in the number of customer licenses and the acquisition of BBP and the Sterling Cash Management Business during 1999.

    Hardware Sales. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of our software. Hardware sales decreased by $56,000 to $1,437,000 in the year ended December 31, 2000 from $1,493,000 in the year ended December 31, 1999, a decrease of 4%. The decrease in hardware sales was attributable to the decrease in the number of software licenses sold whereby the customer also purchased hardware through us.

    Software License Costs. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs decreased by $307,000 to $252,000 in the year ended December 31, 2000 from $559,000 in the year ended December 31, 1999, a decrease of 55%. The gross margin of software license fees increased from 97% in the year ended December 31, 1999 to 99% in the year ended December 31, 2000. The increase in gross margin is attributable to the decrease in royalty bearing software as a percentage of total sales as most of our product offerings are not royalty-bearing.

    Maintenance and Services Costs. Maintenance and services costs consist primarily of personnel costs, telephone support costs and other costs related to the provision of maintenance and consulting services. Maintenance and services costs increased by $4,241,000 to $12,292,000 in the year ended December 31, 2000 from $8,051,000 in the year ended December 31, 1999, an increase of 53%. The gross margin on maintenance and services fees decreased from 36% in the year ended December 31, 1999 to 29% in the year ended December 31, 2000. The decrease is attributed to a lower gross margin on the PAYplus for CLS(TM) product and the need to increase the support staff in expectation of expansion in services contracts in the future.

    Hardware Costs. Hardware costs consist primarily of our cost of computer hardware resold to our customers. Cost of hardware sales decreased by $1,000 to $1,131,000 in the year ended December 31, 2000 from $1,132,000 in the year ended December 31, 1999, a decrease of 0.1%. The gross margin on hardware decreased from 24% in the year December 31, 1999 to 21.3% in the year ended December 31, 2000. The decrease on gross margin was primarily due to an increase in lower margin products accounting for a greater percentage of the overall hardware revenue.

    Software Development. Software development expenses are related to the development and testing of new products. Software development expenses increased by $4,867,000 to $17,747,000 in the year ended December 31, 2000, from $12,880,000 in the year ended December 31, 1999, an increase of 38%. The increase in software development costs is principally related to the further development of new product offerings such as PAYplus for CLS(TM), PAYplus RTGS(TM), ACCESS.pro(TM), NOSTROPlus(TM) and Global CASHstar and also due to the development resources added as a result of the acquisition of BBP and the Sterling Cash Management Business.

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

    General and Administrative. General and administrative expenses increased by $2,470,000 to $6,207,000 in the year ended December 31, 2000 from $3,737,000 in the year ended December 31, 1999, an increase of 66.1%. The increase is due to the expansion of the business which primarily required additional personnel, among other factors.

    Amortization of Acquisition-Related Goodwill and Other Intangible Assets. Amortization expenses increased by $1,187,000 to $2,462,000 in the year ended December 31, 2000 from $1,275,000 in the year ended December 31, 1999, an increase of 93.1%. The increase is due to the amortization of goodwill from the acquisition of BBP and the Sterling Cash Management Business which took place in June and September 1999, respectively.

    Provision for Doubtful Accounts. Provision for doubtful accounts increased by 459,000 to $717,000 in the year ended December 31, 2000 from $258,000 in the year ended December 31, 1999.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Software License Fees. Software license fees consist of revenues derived from software license agreements entered into between us and our customers. Software license fees increased by $3,660,000 to $17,667,000 in the year ended December 31, 1999 from $14,007,000 for the year ended December 31, 1998, an increase of 26%. This increase was attributable to the licensing of our current product offerings, as well as growth in the licensing from our acquired businesses, including the internet cash management products. The increase was also attributable to revenues generated from the BBP service bureau.

    Maintenance and Services Fees. Maintenance and services fees include revenues derived from maintenance contracts, installation and training revenue, consulting fees, certification fees and related items. We generally receive a contract for maintenance and service at the time a contract for the license is entered into. Maintenance and services fees increased by $5,415,000 to $12,531,000 in the year ended December 31, 1999 from $7,116,000 in the year ended December 31, 1998, an increase of 76%. The increase was commensurate with the increase in the number of customers and the acquisition of BBP and the Sterling Cash Management Business during 1999.

    Hardware Sales. Hardware sales consist of the reselling of third-party hardware in connection with the license and installation of our software. Hardware sales decreased by $516,000 to $1,493,000 in the year ended December 31, 1999 from $2,009,000 in the year ended December 31, 1998, a decrease of 26%. The decrease in hardware sales was attributable to the decrease in the number of software licenses sold whereby the customer also purchased hardware through us.

    Software License Costs. Software license costs consist primarily of the royalty payments related to grants from the Government of Israel, product media, duplication, manuals, shipping and royalties to others. Software license costs increased by $321,000 to $559,000 in the year ended December 31, 1999 from $238,000 in the year ended December 31, 1998, an increase of 135%. The gross margin of software license fees decreased from 98% in the year ended December 31, 1998 to 97% in the year ended December 31, 1999. The decrease in gross margin is attributable to the increase in royalty bearing software as a percentage of total sales as certain of our product offerings are not royalty-bearing.

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

    Hardware Costs. Hardware costs consist primarily of our cost of computer hardware resold to our customers. Cost of hardware sales decreased by $499,000 to $1,132,000 in the year ended December 31, 1999 from $1,631,000 in the year ended

December 31, 1998, a decrease of 31%. This gross margin on hardware increased from 19% in the year December 31, 1998 to 24% in the year ended December 31, 1999. The increase on gross margin was primarily due to an increase in higher margin products accounting for a greater percentage of the overall hardware revenue.

    Software Development. Software development expenses are related to the development and testing of new products. Software development expenses increased by $6,244,000 to $12,880,000 in the year ended December 31, 1999, from $6,636,000 in the year ended December 31, 1998, an increase of 94%. The increase in software development costs is principally related to the development of our new product offerings, such as Global PAYplus RTGS(TM), ACCESS.pro(TM), NOSTROPlus(TM) and Global CASHstar and is also due to the development resources added as a result of the acquisition of BBP and the Sterling Cash Management Business. In the years ended December 31, 1998 and 1999, we did not receive grants from the Government of Israel.

    Selling and Marketing, Net. Selling and marketing expenses increased by $3,494,000 to $6,464,000 in the year ended December 31, 1999 from $2,970,000 in the year ended December 31, 1998, an increase of 118%. Selling and marketing expenses as a percentage of revenues increased from 13% in December 31, 1998 to 20% in the year ended December 31, 1999 due to a decrease in sales attributable to each salesperson, expenses relating to opening the sales office in Australia expanding the sales channels in Europe and increasing the size of the U.S. sales group.

    General and Administrative. General and administrative expenses increased by $1,657,000 to $3,737,000 in the year ended December 31, 1999 from $2,080,000 in the year ended December 31, 1998, an increase of 79.7%. The increase is due to the expansion of the business.

    Amortization of Acquisition-Related Goodwill and Other Intangible Assets. Amortization expenses increased by $1,069,000 to $1,275,000 in the year ended December 31, 1999 from $206,000 in the year ended December 31, 1998, an increase of 519%. The increase is due to the amortization of goodwill from the acquisition of BBP and the Sterling Cash Management Business that took place in June and September 1999, respectively.

    Provision for Doubtful Accounts. Provision for doubtful accounts increased by $85,000 to $185,000 in the year ended December 1999 from $100,000 in the year ended December 31, 1998.

    Financial Income, Net. Net financial income increased by $3,185,000 to $3,756,000 in the year ended December 31, 1999 from $571,000 in the year ended December 31, 1998 an increase of 558%. The increase of the financial income is due mainly to interest earned on cash received from our April 30, 1999 secondary public offering.


LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations primarily through the sale of equity securities in the amount of approximately $139.7 million including net proceeds from the 1998 initial public offering in the amount of approximately $29.0 million, proceeds from the follow-on 1999 public offering in the amount of approximately $92.3 million and grants from the Government of Israel. As of December 31, 2001, working capital was $55.2 million, of which cash and cash equivalents and marketable securities were $45.4 million.

    Cash flows from operations. Net cash used in operating activities amounted to $5.1 million for the year ended December 31, 2001 as compared to $9.8 million for the year ended December 31, 2000. This decrease of $4.7 million was primarily due to the decrease in net income, net of the charge for impairment of marketable securities in 2001, offset by the net decrease in trade receivables and long-term trade receivables and the increase in deferred revenues and accrued expenses.

    Cash flows from investing activities. Net cash provided by investing activities amounted to $26.6 million for the year ended December 31, 2001 as compared to net cash used which amounted to $14.8 million for the year ended December 31, 2000. This change was primarily due to the proceeds from the sale of short-term bank deposits and marketable securities in 2001 as well as the decrease in purchase of property and equipment, offset by the capitalization of software development costs in 2001 compared to 2000. Capital expenditures totaled $2.0 million in the year ended December 31, 2001 as compared to $3.4 million for the same period in 2000. We believe our capital expenditure program is sufficient to maintain our current level and quality of operations. We review our capital expenditures program periodically and modify it as required to meet current needs.

    Cash flows from financing activities. Net cash provided by investing activities was $0.3 million for the year ended December 31, 2001 as compared to $1.5 million for the year ended December 31, 2000. The decrease was due to the decrease in proceeds from the issuance of share capital and exercise of stock options and warrants, net.

    We believe that cash and cash equivalents and marketable securities (including proceeds from our public offerings) will provide adequate financial resources to finance our current and planned future operations for the foreseeable future. However, in the event that we make one or more acquisitions for consideration consisting of all or a substantial part of our available cash, we might be required to seek external debt or equity financing for such acquisition or acquisitions or to fund subsequent operations.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS; MARKET RISK

    The dollar cost of our operations in Israel is influenced by the extent to which any increase in the rate of inflation in Israel is (or is not) offset (or is offset on a lagging basis) by the devaluation of the NIS in relation to the U.S. dollar. Inflation in Israel will have a negative effect on our profitability of contracts under which we receive payments in U.S. dollars or U.S. dollar-linked NIS while incurring expenses in NIS linked to the Israeli CPI, unless such inflation is offset by a devaluation of the NIS.

    For some time until 1997, inflation in Israel exceeded the devaluation of the NIS against the U.S. dollar, and we experienced increases in the dollar cost of our operations in Israel. This trend was reversed in 1997 and 1998. In 1997, the rate of inflation was 7.0% and the rate of devaluation was 8.8%. In 1998, the rate of inflation was 8.6% and the rate of devaluation was 17.6%. In 1999, Israel experienced inflation at the rate of 1.3% as well as a devaluation of the U.S. dollar against the NIS at the rate of 0.2%. In 2000, the rate of inflation was 0% and the rate of devaluation of the dollar against the NIS was at the rate of 2.7%. In 2001, the rate of inflation was 1.4% and the rate of devaluation of the U.S. dollar against the NIS was at the rate of 9.3%.

     A devaluation of the NIS in relation to the U.S. dollar would have the effect of decreasing the U.S. dollar value of any asset of our assets that consist of NIS or receivables payable in NIS (unless such receivables are linked to the U.S. dollar). Such a devaluation would also have the effect of reducing the U.S. dollar amount of any expenses or liabilities which are payable in NIS (unless such expenses or payables are linked to the U.S. dollar). Conversely, any increase in the value of the NIS in relation to the U.S. dollar would have the effect of increasing the U.S. dollar value of any unlinked NIS assets and the U.S. dollar amounts of any unlinked NIS liabilities and expenses.

    Because exchange rates between the NIS and the U.S. dollar fluctuate continuously (albeit with a historically declining trend in the value of the NIS), exchange rate fluctuations, and especially larger periodic devaluations, will have an impact on our profitability and period-to-period comparisons of our results. Such impact is recorded in our financial statements as financial income or expense. To date, we have not engaged in currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations.

EFFECTIVE CORPORATE TAX RATE

    Our development facility in Israel has been granted "Approved Enterprise" status under Israel's Law for the Encouragement of Capital Investments. We have derived, and expect to continue to derive, a portion of our income from Approved Enterprise investments. Under the Approved Enterprise program, we are entitled to reductions in the tax rate normally applicable to Israeli companies with respect to income generated from our Approved Enterprise investments. We are entitled to a tax exemption for a period of two years commencing in the first year in which such income is earned, subject to certain time restrictions. Our first year of tax exemption was 1998. At December 31, 2001, we had net operating loss carry-forwards in the U.S. of approximately $36.3 million and $5.9 million loss carry-forwards in Israel. See Note 13 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data for 2001 and 2000:

    The following are summaries of quarterly financial data for the years ended December 31, 2000 and 2001 as reported by the Company:


                                          Q1 2000     Q2 2000   Q3 2000     Q4 2000    Q1 2001      Q2 2001    Q3 2001     Q4 2001
                                         --------  ----------- ---------  ----------  ----------  ----------   --------    ---------
                                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Total Revenues .......................   $ 10,004    $ 11,315   $ 13,864   $ 12,097    $ 13,147    $ 11,118    $ 10,564    $  9,328
Gross Margin .........................      6,750       8,277     10,394      8,184       7,858       5,835       5,681       4,885
Net Income (loss) ....................       (748)      1,111      2,144       (130)       (629)     (6,967)    (14,436)     (9,594)
Earnings (loss) per share (Basic) ....      (0.05)       0.08       0.15      (0.01)      (0.04)      (0.49)      (1.01)      (0.67)
Earnings (loss) per share
  (Diluted) ..........................      (0.05)       0.08       0.15      (0.01)      (0.04)      (0.49)      (1.02)      (0.67)
Adjusted Proforma Net Income (loss)* .       (145)      1,714      2,769        501           3      (2,516)     (4,439)     (4,284)
Adjusted Proforma Earnings (loss) per
  share (Diluted)* ...................      (0.01)       0.12       0.19       0.03        0.00       (0.18)      (0.31)      (0.30)

* Adjusted proforma net income (loss) and adjusted earnings (loss) per share exclude the effects of "Amortization of acquisition-related goodwill and other intangible assets" and "Provision for doubtful accounts" in 2000 and 2001 and "Non-recurring expenses" and "Impairment and realized losses of marketable securities" in 2001.

         The following Consolidated Financial Statements of Fundtech Ltd. and its subsidiaries for the years ended December 31, 2000 and 2001, together with the report of the independent auditors thereon, are presented under Item 14 of this report:

              Report of Independent Auditors

              Consolidated Balance Sheets

              Consolidated Statements of Operations

              Statements of Changes in Shareholders' Equity

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The following table lists the names and ages of the current directors, executive officers and key employees:

                         NAME                         AGE                        POSITION
                         ----                         ---                        --------
                Reuven Ben-Menachem..                 41        Chief Executive Officer and Chairman
                Yeoshua Agassi                        53        Director
                George M. Lieberman..                 59        Director
                Rony Ross                             52        Director
                Meir Shannie                          56        Director
                Gil Weiser                            60        Director
                Ben-Zion Zilberfarb                   52        Director

                Yoram Bibring                         44        Chief Financial Officer
                Paul Campbell                         38        Senior Vice President and General Manager
                Gil Gadot                             40        Executive Vice President of Technology,
                                                                General Manager of Israeli Operations
                Michael S. Hyman                      44        Vice President, General Counsel and Secretary
                Joseph P. Mazzetti                    61        President of Global Products and Operations
                Mordecai Porath                       51        Senior  Vice  President  for  Global   Strategic
                                                                Solutions, Director of the CLS Program
                Michael Sgroe                         46        President of U.S. Products and Operations
                George M. Stetter                     56        Executive   Vice   President  of  Corporate  and
                                                                Strategic Planning


    Reuven Ben-Menachem a co-founder of Fundtech, has served as the Chief Executive Officer and as a Director of the Company since its inception in April 1993 and as the Chairman of the Board of Directors of the Company since August 1998. Before founding the Company, Mr. Ben-Menachem was employed at Logica Data Architects, a funds transfer software provider located in Waltham, Massachusetts, most recently as a Technical Director and a Product Manager. From January 1984 until June 1986, Mr. Ben-Menachem served as Director of Banking Systems at Manof Communications Systems, a middleware software provider located in Tel Aviv, Israel. Prior thereto, Mr. Ben-Menachem served as a senior programmer/analyst in the Israeli Air Force. Mr. Ben Menachem studied for a B.A. in Business at Haifa University.

    Yeoshua Agassi has served as a Director since July 2001. Since the Spring of 2001, Mr. Agassi has also served as Vice President of Business Development of Clal Industries and Investments Ltd. ("CII"), one of Israel's largest investment and holding companies. CII, located in Tel Aviv, Israel, is invested primarily in the industrial and technology sectors and holds a major equity position in Fundtech. See "Security Ownership of Certain Beneficial Owners and Management." During 2000, Mr. Agassi served as the General Manager of Leumicard Ltd., one of Israel's leading credit card providers and servicers located in Bene Brak, Israel. From 1993 until 1998, Mr. Agassi served as the General Manager of Israeli Direct Insurance Company ("IDI"), a direct insurer located in Tel Aviv, which he co-founded in 1993. Before founding IDI, Mr. Agassi was employed from 1987 until 1992 at The Magen Insurance Company, a direct insurer located in Tel Aviv, most recently as the Vice President of Operations. Mr. Agassi has earned an MBA in Marketing from Bar Ilan University, as well as a B.A. in Economics from Tel Aviv University.

     George M. Lieberman has served as a Director since 1998 and as an independent director since 2000. He is an E-Commerce innovator. Since July 2000, Mr. Lieberman has served as the Chief Technology Officer of Verus International Group Limited, a global investment company located in New York, New York. Prior to joining Verus International, during 1999 and 2000, Mr. Lieberman served as Chief Information Officer of WIT Capital Group, a pioneer Internet investment firm located in New York, New York. Prior to joining WIT Capital, Mr. Lieberman was employed by Merrill Lynch & Co., one the world's leading financial institutions, from April 1991 through the end of 1999, most recently serving as First Vice President of Technology Strategy and Planning and as a member of the Merrill Lynch Technology Advisory Board. Mr. Lieberman has more than 30 years of information technology management and development experience across a broad spectrum of industries. He holds two computer-related patents. Mr. Lieberman was also responsible for the development of major systems projects at many other financial industry companies including Citibank and ADP. Mr. Lieberman holds advanced degrees in Industrial

Engineering and Operations Research from New York University. Mr. Lieberman is the Chairman of the Corporate Advisory Board of The Institute for Technology and Enterprise part of the Polytechnic University of New York.

     Rony Ross has served as a Director since February 2002. Ms. Ross has served as CEO of Panorama Software Systems, Ltd. since its inception in 1994. From 1992-1994, Ms. Ross served as a Director of Kav Manche, a publicly traded company specializing in providing real-time information from the Israeli Stock Exchange. From 1991-1993, Ms. Ross served as CEO of Metalshaft Israel Ltd., a joint venture with three U.S.-based companies that developed several CAD/CAM products for the sheet metal industry. Ms. Ross has earned both an MBA in Marketing and a B.Sc. in Mathematics and Statistics from Tel Aviv University, and a M. Sc. in Computer Science from the Weizmann Institute of Science.

     Meir Shannie has served as a Director since June 2001. Mr. Shannie has served as the Chief Executive Officer and President of CII since January 2001. See "Security Ownership of Certain Beneficial Owners and Management." From 1997 through 2000, Mr. Shannie was a private businessman consulting for a number of business ventures and companies in Israel. From 1982 until 2000, Mr. Shannie served on the Board of Directors of Sano Bruno's Enterprises Ltd., a leading manufacturer of cleaning and home care products located in Hod Hasharon. From 1996 until 2000, Mr. Shannie served on the Board of Directors of Eden Springs Ltd., a manufacturer and distributor of mineral water located in Bene Brak. During 2000, he served on the Board of Directors of Cellcom Israel Ltd., a leading cellular communications provider in Israel located in Herzlia. From 1993 until 1997, Mr. Shannie served as the Chairman of Israeli Direct Insurance Company, a direct insurer located in Tel Aviv, Israel, which he co-founded in 1993. Presently Mr. Shannie serves as Chairman of the Boards of Directors of Polgat Ltd., a manufacturer of wholesale clothing located in Kiryat Gat and Scitex Corporation Ltd., a holding company focused on digital imaging technologies located in Herzlia and Tel Aviv, as well as on the Boards of Directors of Elite Industries Ltd., a food and candy manufacturer located in Ramat-Gan, American Israeli Paper Mills Ltd., a manufacturer and distributor of paper and paper goods located in Hadera, ECI Telecom Ltd., a provider of integrated network solutions for digital telecommunications and data transmission systems to network service providers located in Israel, all publicly traded companies. Mr. Shannie has earned both an MBA and a B.A. from Tel Aviv University.

    Gil Weiser has served as a Director since July 2000 and as a consultant to BBP, the Company's indirectly wholly owned Swiss subsidiary since May 2001. Since December 2000, Mr. Weiser has served as the Vice-Chairman of Orama (Tel
Aviv), an Israeli/U.S. merchant bank located in Tel Aviv, Israel. In addition, during 2000 and 2001, Mr. Weiser has consulted for and had other affiliations with a number of other Israeli high-tech companies. From early 1999 until the Spring 2000, Mr. Weiser served as the General Manager of Hewlett Packard (Israel), a distributor of Hewlett Packard products and services, located in Tel Aviv, Israel. Prior to serving as General Manager of Hewlett Packard (Israel), Mr. Weiser served from 1995 until 1998 as President and Chief Executive Officer of Computation and Measurement Systems Ltd. (CMS) located in Tel Aviv, the Israeli representative of Hewlett Packard. From 1993 to 1995, Mr. Weiser served as President and Chief Executive Officer of Fibronics International Inc., a worldwide provider of network solutions for complex data operations in heterogeneous computing environments, located in Haifa, Israel. From 1976 until 1993, Mr. Weiser served as Managing Director of Digital Israel located in Herzlia, a wholly owned subsidiary of Digital Equipment Corporation. Mr. Weiser has and continues to hold significant public positions including Chairman of the Multinational Companies Forum and Vice Chairman of the Israeli Management Center. Presently he serves as Chairman of the Executive Board of Haifa University, one of the leading institutions of higher education in Israel. Mr. Weiser has earned a B.S.E.E. in Electrical Engineering from the Technion as well as an M.S.E.E. in Electronics Computer Sciences from the University of Minnesota.

    Ben-Zion Zilberfarb has served as an Independent Director since his election to the Board of Directors in January 2002. Dr. Zilberfarb has served as a Professor of Economics since 1988 and head of the A. Meir Center for Banking since the fall of 2000, at Bar-Ilan University located in Ramat-Gan, Israel. Dr. Zilberfarb also served as the Director General of the Ministry of Finance from March 1998 until July 1999 and as Chairman of the Board of Euro-Trade Bank from March 2000 until April 2001. Dr. Zilberfarb has served on various government committees since 1982, including most recently, as a member of the committee to privatize El Al Airlines, and as a member of the U.S. Israel Bi-national Science Foundation. From January 1989 until February 1998, Dr. Zilberfarb served as the Chairman of the Investment Committee of Bank Leumi Provident Funds, a mutual fund located in Tel Aviv, Israel and as a consultant to several other financial institutions and several government and regulatory authorities including the Israel Securities Authority and the Bank of Israel. Presently, Dr. Zilberfarb serves as Chairman of the Board of Directors of Karnit Insurance Co., as well as on the Board of Directors of Partner Communications. Dr. Zilberfarb has earned a Ph.D in Economics from the University of Pennsylvania and both an M.A. and a B.
A. in Economics from Bar-Ilan University.

    Paul Campbell has served as Senior Vice President and General Manager of Electronic Banking in our Atlanta, Georgia office since October 2001, and prior to that as Vice President, Electronic Banking Product Management, since joining Fundtech in June 1999. Prior to joining Fundtech, Mr. Campbell was employed for 12 years at Republic National Bank of New York where he co-founded the cash management department in 1992 and served as First Vice President with specific responsibilities of developing and deploying a full range of cash management services to the corporate, international and private banking businesses. Prior to 1992, Mr. Campbell held various assignments in the Operations Review Group with specific responsibilities serving as an internal management consultant for various areas of the organization. Mr. Campbell holds a BBA, in Finance from East Tennessee State University and is CCM accredited.

    Yoram Bibring has served as Chief Financial Officer since joining Fundtech in September 2001. Prior to joining Fundtech, Mr. Bibring served from April 1999 until May 2001 as Chief Financial Officer of ViryaNet, a provider of software solutions to the workforce management market, located in Southborough, Massachusetts. From November 1998 until April 1999, Mr. Bibring served as a Financial Consultant for ViryaNet and others. Prior to joining ViryaNet, Mr. Bibring served from February 1998 until November 1998 as Chief Financial Officer of Americash, Inc., a leading operator of e-cash platforms located in New York, New York, which was sold to American Express. Prior to joining Americash, from January 1990 until January 1998, Mr. Bibring was employed by Geotek Communications, a wireless communications service provider located in Montville, New Jersey, where he served initially as Chief Financial Officer and then as the President of it's International Division. Mr. Bibring's extensive financial career also includes several years in public accounting in Israel and the United States. He holds a B.A. in Accounting and Economics from Tel-Aviv University and is a certified public accountant in both Israel and the United States.

    Gil Gadot has served as Executive Vice President of Technology and General Manager of Israeli Operations of Fundtech since September 1998. Mr. Gadot was the Senior Vice President of Technology and U.S. Operations from 1995 until September 1998, and prior to that served as Vice President of Research and Development of the Company since it commenced operations in 1993. From 1987 to 1993, Mr. Gadot was a senior project manager of DSSI, a leading systems and software supplier located in Mahwah, New Jersey. Prior to joining DSSI, Mr. Gadot served as a senior programmer and analyst holding a rank of Captain in the Israeli Army Computer Center. Mr. Gadot has more than 18 years of software development experience, particularly in advanced graphical user interface, operating and real-time systems. He holds a B.Sc. in Computer Science and Economics from Bar-Ilan University in Israel.

     Michael S. Hyman has served as a Vice President, General Counsel and Secretary of Fundtech since joining the Company in September 1998. Prior to joining Fundtech, during 1998, Mr. Hyman worked as Special Counsel to Wilson Sonsini Goodrich and Rosati located in Palo Alto, California, one of the leading technology law firms in the U.S. Prior to joining Wilson Sonsini, during 1996 and 1997, Mr. Hyman worked as a local counsel and foreign expert for the Israeli law firm of Leshem, Brandwein & Associates. Mr. Hyman's extensive legal career also includes several years of consulting for high tech companies in the U.S., Europe and Israel. Mr. Hyman is a member of the bars of the State of Illinois and the State of Israel. Mr. Hyman holds a J.D. from Boston University Law School and a B.A. in History from the Honors Program at the University of Michigan.

    Joseph P. Mazzetti has served as President Global Products and Operations since January, 2001 and prior to that as Executive Vice President, Sales and Marketing since joining Fundtech in November 1994. Prior to joining Fundtech, Mr. Mazzetti was employed from 1992 to 1994 as an Executive Vice President at PRT Corp., a software consulting company located in New York City. From 1984 to 1992, Mr. Mazzetti was employed at Logica Data Architects, a global consulting and systems integration firm located in Waltham, Massachusetts, where he held the position of Executive Vice President of the Financial Products Group with responsibility for the funds transfer, message switching and asset/liability product lines. Mr. Mazzetti has more than 30 years of experience in information technology in the public and private sectors with concentration in the banking and financial institutions market. Mr. Mazzetti holds a M.Sc. in Industrial Engineering from Stevens Institute of Technology and a B.S. in Physics from Georgetown University.

    Mordecai Porath has served as Senior Vice President for Global Strategic Solutions and Director of the CLS program at Fundtech since January 2000. Prior to that, Mr. Porath served as Vice President of Global Strategic Solutions from February 1998 through December 1999, and as Director of Cash Management from August 1997 through January 1998. Prior to joining Fundtech, Mr. Porath was employed by Logica Data Architects, located in Waltham, Massachusetts, where he served as a Product Director between 1987 and 1993, and in various other technical and management positions between 1982 and 1987. Mr. Porath has over 20 years of software development experience, specializing in developing high availability on-line transaction processing system (OLTP). Mr. Porath holds a BSIE from Tel-Aviv University and a MSCE from the Massachusetts Institute of Technology.

    Michael Sgroe has served as President of U.S. Products and Operations since January 2001 and prior to that as Senior Vice President and General Manager of the U.S. Payments Division since joining Fundtech in May 2000. Prior to joining Fundtech, Mr. Sgroe was employed for over 16 years at Chase Manhattan Bank, a leading financial institution headquartered in New York City, where he served as Vice President with responsibility for developing and deploying high-performance solutions for the bank's Payments and Cash Management businesses. During this period, Mr. Sgroe also served as CIO and Vice President of Technology and Operations for the e-Procurement solutions provider Metiom, an e-commerce start-up with an equity ownership position held by Chase Manhattan Bank. Mr. Sgroe began his career in 1979 at Morgan Guaranty Trust, where he held assignments both in New York and in London. Mr. Sgroe holds a B.A. in Anthropology from the City University of New York.

    George M. Stetter has served as the Executive Vice President of Corporate Marketing and Strategic Planning since joining Fundtech in June 2001. Prior to joining Fundtech, Mr. Stetter was employed by Merrill Lynch & Co., Inc. (NYC) from June 1987 until April 2001, where he most recently served as First Vice President responsible for global cash management and bank relations. In this position he was responsible for commercial banking relationships and establishment of bank credit facilities. He was instrumental in defining and establishing the policies, procedures and systems that Merrill Lynch implemented to control global cash movements and banking activities. Mr. Stetter is a former chairman of the Association for Financial Professionals (AFP), formerly the Treasury Management Association, and also serves on AFP's Payment Advisory Group. He has been a member of cash management advisory boards of Citibank, Chase, Bank of America and Mellon Bank, and is a featured speaker at various industry trade shows including SWIFT's SIBOS conference and AFP's Annual Conference. Mr. Stetter holds a B.A. in Finance from the University of Virginia.

    Our Amended and Restated Articles of Association (the "Articles of Association"), provides that, unless otherwise resolved by an ordinary resolution of the General Meeting, the number of directors on the Board of Directors of the Company shall be between five and seven directors. The minimum number of directors is five. Officers serve at the discretion of the Board of Directors.

    Prior to every annual meeting, the Board of Directors selects a panel of between five and seven persons to be proposed to the shareholders of Fundtech for election as directors. Such individuals, if elected, serve as directors until the next annual meeting. The above does not apply to the nomination of "independent"/"external" directors under the Companies Law, as explained below. Except for such nominees, no panel of candidates for a directorship may be proposed at an annual meeting unless not less than 72 hours and not more than 42 days prior to the date appointed for the ordinary annual meeting, a notice in writing, signed by shareholders holding at least 10% of our issued and outstanding shares who are entitled to attend a meeting in respect of which such notice has been sent and who are entitled to vote thereat, is delivered to Fundtech stating that such shareholders intend to propose candidates for such directorships instead of the nominees proposed by the Board of Directors. The directors, other than the "independent"/"external" directors under the Companies Law, are elected by an resolution at every annual meeting, for a term of office which shall end upon the convening of the first annual shareholder meeting held after the date of their election.

    The Articles of Association provide that a director may appoint, by written notice to Fundtech, any individual to serve as an alternate director, subject to the provisions of the Companies Law. Any alternate director shall have all of the rights and obligations of the appointing director except the power to appoint an alternate for himself or herself. Unless the period or scope of any such appointment is limited by the appointing director, such appointment is effective for all purposes and for a period of time concurrent with the term of the appointing director.

INDEPENDENT OR "EXTERNAL" DIRECTORS

                  Under the Companies Law, companies incorporated under the laws of Israel whose shares have been offered to the public in or outside of Israel (i.e. public companies) are required to appoint two independent or "external" directors on their Board of Directors. A person may not be appointed as an external director if the person or the person's relative, partner, employer or any entity under such person's control, has, as of the date of the person's election as an external director, or had, during the two years preceding such election, any affiliation with the company, any person or entity controlling the company or any entity controlled by the company or by this controlling entity. The term "affiliation" includes:

    o   an employment relationship;

    o   business or professional relationship maintained on a regular basis;

    o   control; and

    o   service as an office holder.

                  A person may not serve as an external director if the person's other duties or responsibilities create, or may create, a conflict of interest with the person's responsibilities as an external director or may adversely impact such person's ability to serve as an external director.

    Under the Companies Law, each committee which is authorized to exercise one of the functions of the Board of Directors is required to include at least one external director. The term of an external director is three years and may be extended by the shareholders for an additional three year term. Until the lapse of two years from termination of service as director, a company may not engage an external director to serve as an office holder and cannot employ or receive services from that person, either directly or indirectly, including through a corporation controlled by that person. The external directors must be elected by the majority of the shareholders in a general meeting. Such majority must either include at least one-third (1/3) of the shares of non-controlling shareholders voting on the matter, or the total shares of non-controlling shareholders voting against the election may not represent more than one percent (1%) of the voting rights in the company.

    George Lieberman and Ben-Zion Zilberfarb currently serve as independent or "external" directors within the meaning prescribed by the Companies Law. In addition, Gil Weiser and Rony Ross qualify as independent directors under the requirements prescribed by NASDAQ.


DUTIES UNDER THE COMPANIES LAW

    The Companies Law codifies the fiduciary duties that "office holder" including directors and executive officers, owe to a company. An office holder's fiduciary duties consist of a duty of care and a duty of loyalty. The duty of care requires an office holder to act with the same level of skill with which a reasonable office holder in the same position would act under the same circumstances. This includes a duty to use reasonable means to obtain information on the advisability of a given action brought for such office holder's approval or performed by him by virtue of his position, and all other significant information pertaining to such action. The duty of loyalty requires an office holder to act in good faith and for the company's benefit, and includes avoiding any conflict of interest between the office holder's position in the company and any other position held by him or his personal affairs, avoiding any competition with the company, avoiding exploiting any business opportunity of the company in order to receive personal advantage for himself or others, and revealing to the company any information or documents relating to the company's affairs which the office holder has received due to his position as an office holder. Under the Companies Law, all arrangements as to compensation of office holders who are not directors require approval of the Board of Directors, in certain cases with the prior approval of the Audit Committee, and, with respect to indemnification and insurance of these office holders, also require Audit Committee approval. Arrangements regarding the compensation of directors, regardless of whether to be paid in such director's position as a director or employee of the Company, require the approval of the Audit Committee, Board of Directors and shareholders.

APPROVAL OF CERTAIN TRANSACTIONS UNDER THE COMPANIES LAW

    The Companies Law requires that an office holder of a company promptly disclose any personal interest that he or she may have and all related material information known to him or her in connection with any existing proposed transaction by the company. If the transaction is an extraordinary transaction as defined under the Companies Law, the office holder must also disclose any personal interest held by the office holder's spouse, siblings, parents, grandparents, descendants, spouse's descendants and the spouses of any of the foregoing. In addition, the office holder must also disclose any interest held by any corporation in which the office holder is a five percent (5%) or greater shareholder, director or general manager or in which he or she has the right to appoint at least one director or the general manager. An extraordinary transaction is defined as a transaction which is either (i) not in the ordinary course of business, or (ii) not on market terms, or (iii) likely to have a material impact on the company's profitability, assets or liabilities.

     In the case of a transaction of a company with an office holder, which is not an extraordinary transaction, after the office holder complies with the above disclosure requirement only approval of the Board of Directors is required unless the company's articles of association provide otherwise. Such transaction must not be adverse to the company's interest. Furthermore, if the transaction is an extraordinary transaction, then, in addition to any approval stipulated by the articles of association, it also must be approved by the company's Audit Committee and then by the Board of Directors, and, under certain circumstances, by the shareholders of the company. In most cases an office holder who has a personal interest in a matter which is considered at a meeting of the Board of Directors or the Audit Committee may not be present at the meeting or vote on this matter.

     The Companies Law applies the same disclosure requirements to a controlling shareholder as it does to an office holder of a public company. A controlling shareholder is a shareholder who has the ability to direct the operation of the company (except if such ability derives only from his position as director or office holder in the company), including a shareholder that holds 25% or more of the voting rights if no other shareholder owns more than 50% of the voting rights in the company. Extraordinary transactions with a controlling shareholder or in which a controlling shareholder has a personal interest, and the terms of compensation (whether as an office holder or an employee) of a controlling shareholder who is an office holder, require the approval of the Audit Committee, the Board of Directors and the shareholders of the company. The shareholder approval must include at least one-third of the shareholders who have no personal interest in the transaction and are present (in person or by proxy) at the meeting or, alternatively, the total shareholdings of those who have no personal interest in the transaction who vote against the transaction must not represent more than one percent of the voting rights in the company.

     In addition, a private placement of securities that will increase the relative holdings of a shareholder that holds five percent (5%) or more of a company's outstanding share capital or voting rights (assuming the exercise or conversion of all securities held by such person that are exercisable for or convertible into shares) or that will cause any person to become, as a result of the issuance, a holder of more than five percent (5%) of the company's outstanding share capital or voting rights, requires approval by the Board of Directors and the shareholders of such company.

     Our Articles of Association provide that the Board of Directors may delegate all of its powers to such committees of the Board of Directors as it deems appropriate, subject to the provisions of the applicable law.

     For information concerning the direct and indirect personal interests of certain of our Office Holders and principal shareholders in certain transactions with us, see "Certain Relationships and Related Party Transactions."

INTERNAL AUDITOR

    Pursuant to the Companies Law, the Board of Directors of a public company must appoint an internal auditor. The role of the internal auditor is to examine, among other things, whether the actions of the Company comply with the law and follow orderly business procedures. The internal auditor may be an employee of the Company but may not be an interested party, an office holder or a relative of an interested party or office holder, and may not be a member of the auditors of the Company or such auditor's representative.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    Sections 260 and 261 of the Companies Law permit a company to perform both of the following actions, provided that such actions are authorized by the company's articles of association: (i) insure an office holder for the breach of his duty of care or, to the extent he acted in good faith and had a reasonable basis to believe that the act would not prejudice the company, for the breach of his fiduciary duty as well as for monetary liabilities charged against him as a result of an act or omission he committed in connection with his serving as an officer or director of the company, and (ii) indemnify an office holder for monetary liability incurred by him pursuant to a judgment, including a settlement or arbitration decision approved by a court, as well as for reasonable legal expenses incurred by him in an action brought against him by or on behalf of the company or others, or as a result of a criminal charge of which he was acquitted, or as a result of a criminal procedure in which he was convicted of a felony which does not require proof of criminal intent provided that any such liability or expense incurred by such office holder is due to an action performed by such office holder by virtue of his position with the company.

     Under Section 260(B) of the Companies Law, a company is entitled to undertake in advance to indemnify an office holder for the breach of his or her duty of care, provided that the articles of association of the company permit such indemnification in advance and further provided that such indemnification shall be limited to the type of events that, in the discretion of the Board of Directors of the Company, may be anticipated at such time of undertaking and that such undertaking shall be limited to an amount which the Board of Directors deems reasonable in light of the applicable circumstances. These are specifically limited in their scope by Section 263 of the Companies Law, which provides that a company may not indemnify an office holder nor enter into an insurance contract which would provide coverage for any liability incurred as a result of the following: (a) a breach by the office holder of his fiduciary duty unless he acted in good faith and had a reasonable basis to believe that the act would not prejudice the company; (b) a breach by the office holder of his duty of care if such breach was done intentionally or recklessly; (c) any act or omission done with the intent to derive an unlawful personal benefit; or (d) any fine levied against such office holder. In addition, under Section 259 of the Companies Law a company may exempt an office holder from his duty of care to the company, in whole or in part and subject to the limitations of Section 263 of the Companies Law described above, provided that such actions are authorized by the company's articles of association.

     The Articles of Association provide that the Company may enter into a contract for the insurance of the liability, in whole or in part, of any of its office holders (as defined below) with respect to: (i) a breach of his duty of care to Fundtech or to another person; (ii) a breach of his fiduciary duty to Fundtech, provided that the office holder acted in good faith and had a reasonable basis to assume that his actions would not adversely affect the best interests of Fundtech; or (iii) a financial liability imposed upon him in favor of another person in respect of an act performed by him in his capacity as an office holder of Fundtech. In addition, Fundtech may indemnify an office holder against: (i) a financial liability imposed on him in favor of another person by any judgment, including a compromise judgment or an arbitrator's award approved by a court in respect of an act performed in his capacity as an office holder of Fundtech, and (ii) reasonable litigation expenses, including attorneys' fees, incurred by such office holder or charged to him by a court in proceedings instituted against him by Fundtech or on its behalf or by another person, or in a criminal charge from which he was acquitted, all in respect of an act performed in his capacity as an office holder of Fundtech.

AUDIT COMMITTEE

    Pursuant to the Companies Law, the Board of Directors of a public company must appoint an Audit Committee as well as an internal auditor that meet the following requirements. The Audit Committee must be comprised of at least three directors, including all of the external directors elected as such in accordance with the requirements of the Companies Law. The Audit Committee may not include the chairman of the Board of Directors, any director employed by the Company or providing services to the Company on a regular basis or a controlling shareholder or his relative. The role of the Audit Committee is to examine problems in the management of the Company, in consultation with the internal auditor and the Company's auditor, and suggest an appropriate course of action. In addition, the approval of the Audit Committee is required in order to take certain actions and to enter into transactions with office holders and interested parties.

Under the requirements for quotation on NASDAQ, we are required to have at least three independent directors on its Board of Directors and to establish an Audit Committee. A majority of the members of the audit committee must be independent of management and financially literate. In addition, one of such independent directors must have accounting or related financial management expertise. We are in compliance with this requirement.

DIRECTOR COMPENSATION

    Prior to 2002, pursuant to its directors' stock option plan, we granted options to purchase up to 6,000 ordinary shares to each member of the Board of Directors for service from such member's election to the Board of Directors until the next annual meeting of the shareholders. In 2002, pursuant to its directors' stock option plan, we granted options to purchase up to 15,000 ordinary shares to each member of the Board of Directors for service from such member's election to the Board of Directors until the second annual meeting of the shareholders following such election.

    We do not otherwise currently compensate directors for attending meetings of the Board of Directors or committee meetings of the Board of Directors, but we do reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    As of the date of this report, all current directors and officers are current with their filings. During 2002, the following Forms 5 were filed to report transactions that should have been reported in 2001 on Form 4, if such filings were filed timely: Mr. Reuven Ben-Menachem, Chief Executive Officer, President and Chairman of the Board of Fundtech Ltd. filed a Form 5 with the Securities and Exchange Commission covering five transactions; Gil Gadot, Executive Vice President of Technology and General Manager of Israeli Operations filed a Form 5 with the Securities and Exchange Commission covering three transactions; Michael Hyman, Vice President, General Counsel and Secretary filed a Form 5 with the Securities and Exchange Commission covering one transaction; Joseph Mazzetti, President of Global Products and Operations filed a Form 5 with the Securities and Exchange Commission covering two transactions; Mordecai Porath, Senior Vice President for Global Strategic Solutions and Director of the CLS Program, filed a Form 5 with the Securities and Exchange Commission covering eight transactions; Michael Sgroe, President of U.S. Products and Operations, filed a Form 5 with the Securities and Exchange Commission covering one transaction; George M. Lieberman, Director, filed a Form 5 with the Securities and Exchange Commission covering two transactions; Gil Weiser, Director, filed a Form 5 with the Securities and Exchange Commission covering one transaction; Jay Morrison, a Director through January 31, 2001, filed a Form 5 with the Securities and Exchange Commission covering four transactions.

    In addition, as of the date of this filing, the following persons have failed to timely file Forms 5 to report transactions that should have been reported in 2001 on Form 4, if such filings we filed timely: Michael Carus, Executive Vice President and Chief Financial Officer during a portion of 2001, a Form 5 with the Securities and Exchange Commission covering seven transactions; Rimon Ben-Shaoul, a Director for a portion of 2001, a Form 5 with the Securities and Exchange Commission covering three transactions; Achi Racov, a Director for a portion of 2001, a Form 5 with the Securities and Exchange Commission covering two transactions; Rina Shainski, a Director for a portion of 2001, a Form 5 failed with the Securities and Exchange Commission covering two transactions.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth all compensation paid or distributed during the years ended December 31, 2001, 2000 and 1999 by us for services rendered by
(i) our chief executive officer and (ii) our four most highly compensated executive officers (the "Named Executive Officers") other than the chief executive officer.


                           SUMMARY COMPENSATION TABLE




                                                                                                        LONG-TERM
                                                                                                   COMPENSATION AWARDS
                                                                                          -----------------------------------
                                                                                            SECURITIES
                                                     ANNUAL COMPENSATION                    UNDERLYING           ALL OTHER
       NAME & PRINCIPAL POSITION            YEAR            SALARY           BONUS            OPTIONS           COMPENSATION
       ------------------------------   ----------- ---------------------- ----------   -----------------  -----------------

   Reuven Ben-Menachem..............        2001            $225,000          50,000(1)          -                    -
     Chief Executive Officer,               2000             225,000            -             46,000(2)               -
     President and Chairman                 1999             200,000          65,000           6,000(3)               -

   Paul Campbell....................        2001             148,976          30,000(1)          -                    -
     Senior Vice President and              2000             142,566          30,000           3,200                  -
     General Manager                        1999              77,424            -             15,000               26,798(5)


   Joseph P. Mazzetti...............        2001             200,000          70,000(1)          -                    -
     President of Global Products and       2000             200,000            -             35,000                  -
     Operations                             1999             160,000          18,000             -                    -


   Mordecai Porath..................        2001             176,666          55,000(1)          -                    -
     Senior Vice President                  2000             189,584          40,000          25,000                  -
                                            1999             140,000            -                -                    -


   Michael Sgroe (4)................        2001             200,000          50,000(1)          -                    -
     President of U.S. Products and         2000             116,667            -             40,000                  -
     Operations                             1999                -               -                -                    -


     (1) Represents year 2000 bonus paid in 2001.

     (2) Includes 6,000 options granted pursuant to the Director's Option Plan and 40,000 options granted pursuant to our employee option plans.

     (3) Includes 6,000 options granted pursuant to the Director's Option Plan.

     (4) Joined Fundtech Corporation in June 2000.

     (5) Represents moving expenses for 1999.

    No stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the Named Executive Officers during any of the last three fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

    There were no options granted in the last fiscal year.

OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table summarizes for each of the Named Executive Officers option exercises during fiscal 2001, including the aggregate value of gains on the date of exercise, the total number of unexercised options for ordinary shares, if any, held at December 31, 2001 and the aggregate dollar value of unexercised in-the-money options for ordinary shares, if any, held at December 31, 2001. Value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying ordinary shares on December 31, 2001, which was $5.36 per share. These values have not been, and may never be, realized, as these options have not been, and may never be, exercised. Actual gains, if any, upon exercise will depend on the value of ordinary shares on the date of any exercise of options.



                                                                NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED                    IN-THE MONEY OPTIONS
                                                             OPTIONS AT FISCAL YEAR-END                   AT FISCAL YEAR-END
                                                           ------------------------------          ---------------------------------
                              SHARES
                             ACQUIRED       VALUE
          NAME             ON EXERCISE     REALIZED        EXERCISABLE        UNEXERCISABLE        EXERCISABLE         UNEXERCISABLE
----------------------  ----------------  -------------  ---------------  --------------------  ------------------  ----------------
Reuven Ben-Menachem             -              -             48,000               35,000                -                    -
Paul Campbell                   -              -             10,575                7,625                -                    -
Joseph Mazzetti               12,000        29,760           34,875               25,625              21,315                 -
Mordecai Porath                 -              -             21,925               16,625              22,432                 -
Michael Sgroe                   -              -             15,000               25,000                -                    -


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee for the fiscal year ended December 31, 2001 were Mr. Ben-Zion Zilberfarb, Mr. George Lieberman and Mr. Yeosha Agassi. No member of the Compensation Committee is an officer or employee of the Company. The responsibilities of the Compensation Committee include administering our stock plans and approving the compensation of our executive officers.

STOCK OPTION PLANS

     We currently have four active plans for granting options to employees of the company and its subsidiaries and one plan for granting options to the directors of the company: the Fundtech Ltd. 1996 Stock Option Plan for Fundtech Corporation (the "1996 U.S. Plan"); the Fundtech Ltd. 1997 Stock Option Plan for Fundtech Corporation (the "1997 U.S. Plan"); the Fundtech Ltd. The 1997 Israeli Share Option Plan (the "1997 Israel Plan"); the Fundtech Ltd. 1999 Employee Option Plan (the "1999 Option Plan"); and the Fundtech Ltd. Directors Option Plan (the "Directors Option Plan").

    As of March 22, 2002, we had granted options to purchase 2,076,929 ordinary shares, of which 447,855 options have been exercised and 1,629,074 options remain outstanding. An additional 841,071 options are reserved and remain available to be issued. These options have been reserved and granted pursuant to the following plans:

1996 STOCK OPTION PLANS

    We adopted the 1996 Employee Stock Option Plan for the Employees of Fundtech Ltd. (the "102 Plan") in May 1996, which provided for the granting of options under Section 102 of the Israel Income Tax Ordinance. The 102 Plan had a five year term limit and expired in May 2001. At the time of its expiration 112,504 options granted pursuant to the 102 Plan had been exercised. As of March 22, 2002, no options remain outstanding and no ordinary shares are reserved or remain available to be issued pursuant to the 102 Plan.

    We adopted the 1996 U.S. Plan in October 1996. The options granted under the U.S. Plan vest over a period of four years and expire five years from the date of grant. The 1996 U.S. Plan had a five year term limit and expired in October 2001. As of March 22, 2002, we had granted options to purchase 211,997 ordinary shares pursuant to the 1996 U.S. Plan, of which 149,228 options had been exercised and 62,769 options remain outstanding. Other than the ordinary shares reserved for issuance upon exercise of the currently outstanding options, no ordinary shares are reserved and remain available to be issued pursuant to the 1996 U.S. Plan.

1997 STOCK OPTION PLANS

    We adopted the 1997 U.S. Plan in September 1997. The options granted under the 1997 U.S. Plan vest over a period of four years and expire five years from the date of grant. As of March 23, 2002, we had granted options to purchase 471,611 ordinary shares pursuant to the 1997 U.S. Plan, of which 143,125 options have been exercised and 328,486 options remain outstanding. Other than the ordinary shares reserved for issuance upon exercise of the currently outstanding options, an additional 20,700 are reserved and remain available to be issued pursuant to the 1997 U.S. Plan.

    We adopted the 1997 Israel Plan in December 1997. The options granted under the 1997 Israel Plan vest over a period of four years and expire five years from the date of grant. As of March 22, 2002, we had granted options to purchase 483,305 ordinary shares pursuant to the 1997 Israel Plan, of which 32,579 options have been exercised and 450,726 options remain outstanding. Other than the ordinary shares reserved for issuance upon exercise of the currently outstanding options, an additional 47,838 are reserved and remain available to be issued pursuant to the 1997 Israel Plan.

    On October 20, 1998, the Board of Directors repriced all stock options (other than those held by Directors or the Named Executive Officers) with an exercise price of more than $11.625 to an exercise price of $11.625 (the then current market price of the ordinary shares at the close of trading on that day).

1999 EMPLOYEE OPTION PLAN

    We adopted the 1999 Employee Option Plan in September 1999. The options granted under the 1999 Employee Option Plan vest over a period of four years and expire five years from the date of grant. As of March 22, 2002, we had granted options to purchase 577,012 ordinary shares pursuant to the 1999 Employee Option Plan, of which 10,419 options have been exercised and 566,593 options remain outstanding. Other than the ordinary shares reserved for issuance upon exercise of the currently outstanding options, an additional 756,033 are reserved and remain available to be issued pursuant to the 1999 Employee Option Plan.

DIRECTORS' STOCK OPTION PLAN

    We adopted the Directors Option Plan in August 1998. Options granted pursuant to the Directors Option Plan before 2002 vest over a period of one year and expire five years from the date of grant. Options granted pursuant to the Directors Option Plan after 2002 vest at a rate of 16 2/3% every six months and expire five years from the date of grant. As of March 22, 2002, we had granted options to purchase 220,500 ordinary shares pursuant to the Directors Option Plan, of which no options have been exercised and 220,500 options remain outstanding. Other than the ordinary shares reserved for issuance upon exercise of the currently outstanding options, an additional 16,500 options are reserved and remain available to be issued pursuant to the Directors Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the ordinary shares as of March 15, 2002, and as adjusted to reflect the sale of the ordinary shares in this offering, by (i) all directors,
(ii) all executive officers, (iii) all directors and executive officers as a group, and (iv) each person who is known by us to own beneficially more than 5% of its outstanding ordinary shares. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Fundtech Ltd., 12 Ha'hilazon Street, Fifth Floor, Ramat Gan, Israel.


                                                                   NUMBER OF SHARES           PERCENTAGE
                                                                     BENEFICIALLY            BENEFICIALLY
                          NAME OF BENEFICIAL OWNER                     OWNED(1)                OWNED(2)
                ----------------------------------------       ----------------------    ---------------------
                PRINCIPAL SHAREHOLDERS
                Aura Investments Research and
                   Developments Ltd.(3).................              1,055,000                   7.39%
                Clal Industries and Investments(4) .....              4,453,497                  31.19%

                DIRECTORS
                Reuven Ben-Menachem(5)..................                415,275                   2.90%
                Yeoshua Agassi(6) ......................              4,456,497                  31.20%
                George M. Lieberman(7)..................                 19,000                   *
                Rony Ross ..............................                      0                   0.00%
                Meir Shannie(8) ........................              4,456,497                  31.20%
                Gil Weiser(9)...........................                  9,500                   *
                Ben-Zion Zilberfarb(10) ................                  2,500                   *

                NAMED EXECUTIVE OFFICERS
                Paul Campbell(11) ......................                 10,975                   *
                Joseph Mazzetti(12).....................                 53,625                   *
                Mordecai Porath(13).....................                 25,950                   *
                Michael Sgroe (14) .....................                 20,000                   *

                DIRECTORS AND EXECUTIVE OFFICERS
                AS A GROUP (14 PERSONS) ................                763,062                   5.25%



------------

* Less than one percent.


    (1) Except as otherwise noted and pursuant to applicable community property laws, each person or entity named in the table has sole voting and investment power with respect to all ordinary shares listed as owned by such person or entity. Shares beneficially owned included shares that may be acquired pursuant to the exercise of fully vested options that are exercisable through May 31, 2002.

    (2) Based on 14,278,753 ordinary shares outstanding. Ordinary shares deemed beneficially owned by virtue of the rights of any person or group to acquire such shares within 60 days of the date of this disclosure are treated as outstanding only for purposes of determining the percentage owned by such person or group.

    (3) Consists of 1,055,000 ordinary shares held by Aura Investment Research and Developments Ltd. The address of the shareholders is 16B Szold Street, Ramat Hasharon, Israel.

    (4) Consists of 4,453,497 ordinary shares held by Clal Industries and Investments Ltd. ("CII"). The address of Clal is Clal Atidim Tower, Building No. 4, Tel Aviv 61581, Israel.

    (5) Consists of 359,150 ordinary shares, options to purchase 18,000 ordinary shares granted pursuant to the Directors' Option Plan and options to purchase 38,125 ordinary shares granted pursuant to the relevant plan(s) for granting option to employees of the company and its subsidiaries ("Employee Option Plan(s)") held by Mr. Ben-Menachem.

    (6) Consists of 4,453,497 ordinary shares held by CII and options to purchase 3,000 ordinary shares granted pursuant to the Directors' Option Plan held by Mr. Agassi. The address of Mr. Agassi is c/o Clal Industries and Investments Ltd., Clal Atidim Tower, Building No. 4, Tel Aviv 61581, Israel.

    (7) Consists of options to purchase 19,000 ordinary shares granted pursuant to the Directors' Option Plan held by Mr. Lieberman.

    (8) Consists of 4,453,497 ordinary shares held by CII and options to purchase 3,000 ordinary shares granted pursuant to the Directors' Option Plan held by Mr. Shannie. The address of Mr. Shannie is c/o Clal Industries and Investments Ltd., Clal Atidim Tower, Building No. 4, Tel Aviv 61581, Israel.

    (9) Consists of options to purchase 9,500 ordinary shares granted pursuant to the Directors' Option Plan held by Mr. Weiser.

   (10) Consists of options to purchase 2,500 ordinary shares granted pursuant to the Directors' Option Plan held by Mr. Zilberfarb.

   (11) Consists of options to purchase 10,975 ordinary shares granted pursuant to the Employee Option Plan(s) held by Mr. Campbell.

   (12) Consists of 12,500 ordinary shares and options to purchase 41,375 ordinary shares granted pursuant to the Employee Option Plan(s) held by Mr. Mazzetti.

   (13) Consists of 400 ordinary shares and options to purchase 25,050 ordinary shares granted pursuant to the Employee Option Plan(s) held by Mr. Porath.

   (14) Consists of options to purchase 20,000 ordinary shares granted pursuant to the Employee Option Plan(s) held by Mr. Sgroe.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

     Mr. Weiser, a member of the Board of Directors, receives $4,500 per month to provide consulting services and serve as the Chairman of the Executive Committee of BBP, our indirectly wholly owned Swiss subsidiary. This consulting agreement expires March 2002, unless extended by the Audit Committee or unless previously terminated by either party upon thirty (30) days advanced written notice to the other. This agreement was approved by the Audit Committee, the Board of Directors and the shareholders.


REGISTRATION RIGHTS

    We have entered into agreements with some of our existing shareholders entitling them to certain registration rights (relating to 914,890 ordinary shares). Pursuant to such agreements, our existing shareholders will each have the right, exercisable at any time within four years from the date of IPO, to demand one registration of their shares under the Securities Act. In addition, each of the parties to such agreements (other than us) will have the right to have its shares included in certain of our registration statements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

(1) All Consolidated Financial Statements of Fundtech Ltd. and its subsidiaries for the years ended December 31, 2000 and 2001 are filed herewith. See Item 8 for a list of such financial statements.

(2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3) Exhibits - See response to (c) below.

(b)  REPORTS ON FORM 8-K

(1) We filed a report on Form 8-K on October 11, 2001 relating to the issuance of a press release relating to updating third quarter guidance.

(2) We filed a report on Form 8-K on November 1, 2001 relating to the issuance of a press release reporting our third quarter results. Included with the Form 8-K were consolidated financial statements pertaining to the third quarter.

(3) We filed a report on Form 8-K on November 5, 2001 relating to the issuance of a press release announcing the appointment of Yoram Bibring as our chief financial officer.

(4) We filed a report on Form 8-K on November 7, 2001 relating to the issuance of a press release dated November 7, 2001 announcing our intention to seek Israeli court approval for the repurchase of our shares.

(c) EXHIBITS

   EXHIBIT
    NUMBER              DESCRIPTION OF EXHIBIT
   ---------          ------------------------
    3.1             Amended Memorandum of Association of Registrant*
    3.2             Amended and Restated Articles of Association of  Registrant*
    4.1             Form of Ordinary Share Certificate*
    4.2             Form of Registration Rights*
   10.1             Asset Purchase  Agreement  dated September 30, 1999, by and among FCMS,  LLC.,  Fundtech  Corporation,  Sterling
                    Commerce (Northern America), INC., Sterling Commerce (America) INC. and Sterling Commerce, INC.*****
   10.2             Software  Development,  Licensing and  Maintenance  Agreement,  dated September 26, 1997, by and between Merrill
                    Lynch and Fundtech*+
   10.3             Development and Distribution License Agreement, dated August 15, 1997, by and between Compaq and Fundtech*+
   10.4             Share Purchase  Agreement,  dated June 1, 1999, by and among Fundtech Ltd.,  Biveroni Batschelet Partners AG and the Shareholders listed on Schedule I thereto.******
   10.5             Fundtech Ltd. 1996 Employee Stock Option Plan for the Employees of Fundtech Ltd.*
   10.6             Fundtech Ltd.  1996 Employee  Stock Option Plan for the Employees of Fundtech Ltd. and the Employees of Fundtech
                    Corp.*
   10.7             Fundtech Ltd. 1997 Stock Option Plan for Fundtech Corporation*
   10.8             Fundtech Ltd. December 1997 Israeli Share Option Plan  (English summary)*
   10.9             Fundtech Ltd. 1999 Employee Option Plan****
   10.10            Fundtech Ltd. Directors Option Plan*******
   10.11            Loan Agreement,  dated March 1993,  between  Fundtech and Aura Research & Development  Ltd., as amended (English summary)*
   10.12            Grant Approvals issued by the Chief Scientist to Fundtech (English summary of representative approval)*
   10.13            Grant Approvals issued by theMarketing Fund to Fundtech (English summary)*
   10.14            Asset Purchase Agreement between CheckFree Corporation and Fundtech Ltd., dated as of April 20, 1998**
   10.15            Employment Agreement between Reuven Ben-Menachem and Fundtech Corporation, dated November 25, 1997***
   10.16            Lease Agreement relating to Fundtech's Facility in Ramat Gan, Israel (English summary)***
   10.17            Lease Agreement relating to Fundtech's Facility in Norcross, Georgia***
   10.18            Lease Agreement relating to Fundtech's Facility in Jersey City, New Jersey^
   10.19            Lease Agreement relating to Fundtech's Facility in Carrollton, Texas^
   10.20            Lease Agreement relating to Fundtech's Facility in Burlington, Massachussetts^
      21            Subsidiaries of Registrant(1)
      23            Consent of Kost, Forer & Gabbay(1)
------------

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

****** Previously filed as an Exhibit to Registrant's Report on Form 8-K, dated June 1, 1999, and incorporated herein by reference.
******* Previously filed as Exhibit to the Registrant's Registration Statement on Form S-8, as amended (Commission Registration No. 333-9380), and incorporated herein by reference.
+ Certain portions of this agreement have been omitted pursuant to a request for confidential treatment.
^        Previously filed as Exhibit to the Registrant's Form 10-K, dated
         April 2, 2001.
(1)      Filed herewith.



(d) Valuation and Qualifying Accounts

                         FUNDTECH LTD. AND SUBSIDIARIES

                                December 31, 2001


------------------------------------ -------------- -------------------------- ------------- ---------------
              COL. A                    COL. B               COL. C               COL. D         COL. E
----------------------------------- -------------- -------------------------- ------------- ---------------
                                                            Additions
                                                   --------------------------
                                      Balance at      Charged to    Charged to
                                     Beginning of        Costs        Other     Deductions -   Balance at
            Description                 Period            and        Accounts      Describe    End of Period
                                                       Expenses     -Describe
------------------------------------ -------------- ------------ ------------- ------------- ---------------
Year Ended December 31, 2001
  Deducted from asset accounts:
     Allowance for doubtful accounts   $ 1,315,000  $ 5,966,000       -       $ 1,315,000(1)  $ 5,966,000
------------------------------------ -------------- ------------ ------------- ------------- ---------------
Year Ended December 31, 2000
  Deducted from asset accounts:
     Allowance for doubtful accounts   $  598,000   $   717,000       -             -        $  1,315,000
------------------------------------ -------------- ------------ ------------- ------------- ---------------
Year Ended December 31, 1999
  Deducted from asset accounts:
     Allowance for doubtful accounts    $ 340,000     $258,000        -             -         $    598,000
------------------------------------ -------------- ------------ ------------- ------------- ---------------

(1) Uncollectible accounts written off.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.

                                  FUNDTECH LTD.

                                  By:  /s/ REUVEN BEN-MENACHEM
                                       --------------------------
                                  Name:   Reuven Ben-Menachem
                                  Title:  Chairman of the Board of Directors,
                                          Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                       TITLE                                  DATE

           /s/ REUVEN BEN-MENACHEM                      Chairman of the Board of                    March 26, 2002
--------------------------------------------            Directors,
             Reuven Ben-Menachem                        Chief Executive Officer and
                                                        President

              /s/YORAM BIBRING                          Chief Financial Officer                     March 26, 2002
--------------------------------------------
                Yoram Bibring

             /s/ YEOSHUA AGASSI                         Director                                    March 26, 2002
--------------------------------------------
               Yeoshua Agassi

           /s/ GEORGE M. LIEBERMAN                      Director                                    March 26, 2002
--------------------------------------------
             George M. Lieberman

                /s/ RONY ROSS                           Director                                    March 26, 2002
--------------------------------------------
                  Rony Ross

            /s/ MEIR SHANNIE                            Director                                    March 26, 2002
--------------------------------------------
                Meir Shannie

               /s/ GIL WEISER                           Director                                    March 26, 2002
--------------------------------------------
                Gil Weiser

           /s/ BEN-ZION ZILBERFARB                      Director                                    March 26, 2002
--------------------------------------------
             Ben-Zion Zilberfarb

FUNDTECH CORP.

           /s/ REUVEN BEN-MENACHEM                      Chief Executive Officer                     March 26, 2002
--------------------------------------------
            Reuven Ben-Menachem,

                                  FUNDTECH LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2001


                                 IN U.S. DOLLARS




                                      INDEX


                                                                          Page
                                                                          ----

Report of Independent Auditors                                              F-2

Consolidated Balance Sheets                                           F-3 - F-4

Consolidated Statements of Operations                                       F-5

Statements of Changes in Shareholders' Equity                         F-6 - F-7

Consolidated Statements of Cash Flows                                 F-8 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-32




                              - - - - - - - - - - -

ERNST & YOUNG              Kost Forer & Gabbay             Phone: 972-3-6232525
                           3 Aminadav St.                  Fax: 972-3-5622555
                           Tel-Aviv 67067, Israel





                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                                  FUNDTECH LTD.

      We have audited the accompanying consolidated balance sheets of Fundtech Ltd. ("the Company") and its subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Fundtech Ltd. and its subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




Tel-Aviv, Israel                                   KOST, FORER & GABBAY
February 11, 2002                        A Member of Ernst & Young International

                                                                   FUNDTECH LTD.

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


                                                                 December 31,
                                                             -------------------
                                                               2000       2001
                                                             ---------  --------
  ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                   $ 18,116   $ 39,923
 Short-term bank deposits                                       3,132       --
 Marketable securities (Note 3)                                42,067      5,462
 Trade receivables (net of allowance for doubtful
  accounts of $ 1,315 and $ 5,005 at December 31, 2000
  and 2001, respectively) (Note 4)                             24,375     18,193
 Other accounts receivable and prepaid expenses                 2,623      1,406
 Inventories                                                       96         24
                                                             --------   --------

Total current assets                                           90,409     65,008
-----                                                        --------   --------

LONG-TERM INVESTMENTS:
 Severance pay fund                                               343        413
 Long - term trade receivables (net of allowance for
  doubtful accounts of $ 0 and $ 961 at December 31, 2000
  and 2001, respectively) (Note 5)                              3,673      2,679
 Lease deposits                                                   476        607
                                                             --------   --------

Total long-term investments                                     4,492      3,699
-----                                                        --------   --------

PROPERTY AND EQUIPMENT, NET (Note 6)                           11,038      9,276
                                                             --------   --------

OTHER ASSETS, NET (Note 7)                                     20,933     24,073
                                                             --------   --------

                                                             $126,872   $102,056
                                                             ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(U.S. dollars in thousands, except share data and per share data)


                                                                 December 31,
                                                           ----------------------
                                                             2000          2001
                                                           ---------    ---------
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade payables                                             $   3,090    $   2,254
 Deferred revenues                                                537        1,389
 Accrued non recurring expenses (Note 9)                           --          634
 Employees and payroll accruals                                 1,489        2,393
 Other accounts payable and accrued expenses (Note 8)           1,453        3,132
                                                           ----------    ---------

Total current liabilities                                       6,569        9,802
-----                                                      ----------    ---------

LONG-TERM LIABILITIES:
 Accrued severance pay                                            462          506
 Accrued non recurring expenses (Note 9)                           --          528
 Other long-term liabilities                                      127           --
                                                           ----------    ---------

Total long-term liabilities                                       589        1,034
-----                                                      ----------    ---------

Total liabilities                                               7,158       10,836
-----                                                      ----------    ---------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)

SHAREHOLDERS' EQUITY(Note 11):
Share capital:
 Ordinary shares of NIS 0.01 par value:
  Authorized: 19,949,998 shares as of December 31, 2000
    and 2001;
  Issued and outstanding:14,184,474 and 14,278,096
    shares at December 31, 2000 and 2001, respectively             42           43
 Deferred shares of NIS 0.01 par value: Authorized,
   issued and outstanding:
  50,002 shares at December 31, 2000 and 2001                 *)   --      *)   --
 Additional paid-in capital                                   139,420      139,708
 Deferred stock compensation                                      (32)         --
 Accumulated other comprehensive loss                          (3,951)      (1,140)
 Accumulated deficit                                          (15,765)     (47,391)
                                                           ----------    ---------

Total shareholders equity                                     119,714       91,220
-----                                                      ----------    ---------

                                                           $  126,872    $ 102,056
                                                           ==========    =========

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
(U.S. dollars in thousands, except per share data)


                                                       Year ended December 31,
                                                -----------------------------------
                                                   1999         2000        2001
                                                ----------   ----------  ----------
Revenues (Note 14a and 14b):

 Software license fees                            $ 17,667    $ 28,492    $ 17,067
 Maintenance and services fees                      12,531      17,351      26,248
 Hardware sales                                      1,493       1,437         842
                                                  --------    --------    --------

Total revenues                                      31,691      47,280      44,157
                                                  --------    --------    --------

Cost of revenues:

 Software license costs                                559         252         896
 Maintenance and services costs                      8,051      12,292      18,316
 Hardware costs                                      1,132       1,131         686
                                                  --------    --------    --------

Total cost of revenues                               9,742      13,675      19,898
                                                  --------    --------    --------

Gross profit                                        21,949      33,605      24,259
                                                  --------    --------    --------

Operating expenses:

 Software development                               12,880      17,747      19,185
 Selling and marketing, net                          6,464       9,637      10,325
 General and administrative                          3,737       6,207       9,328
 Amortization of acquisition, related
  goodwill and other intangible assets               1,275       2,462       2,525
 Provision for doubtful accounts                       258         717       5,966
 Non recurring expenses (Note 9)                      --          --         4,073
 In-process research and development
  write-off  (Note 1b)                               2,802        --          --
                                                  --------    --------    --------

Total operating expenses                            27,416      36,770      51,402
                                                  --------    --------    --------

Operating loss                                      (5,467)     (3,165)    (27,143)
Impairment and realized losses on available
  for sale  marketable securities (Note 3)            --          --        (7,826)
Financial income, net (Note 14c)                     3,756       5,542       3,343
                                                  --------    --------    --------

Net income (loss)                                 $ (1,711)   $  2,377    $(31,626)
                                                  ========    ========    ========

Basic net earnings (loss) per share (Note 12)     $  (0.13)   $   0.17    $  (2.22)
                                                  ========    ========    ========

Diluted net earnings (loss) per share (Note 12)   $  (0.13)   $   0.16    $  (2.22)
                                                  ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------
(U.S. dollars in thousands, except share data)




                                                    Ordinary shares                Deferred shares       Additional
                                                 -----------------------        ----------------------    paid-in
                                                   Shares          Amount          Shares     Amount      capital
                                                 ------------  -------------    ----------  ----------  ------------

Balance as of January 1, 1999                     10,791,958           $  34       50,002     $*)   --    $   41,664
Exercise of stock options, net                       118,546           *) --           --           --           530
Exercise of warrants, net                             35,763           *) --           --           --           427
Issuance of Ordinary shares, net                   3,005,315               8           --           --        95,376
Amortization of deferred stock compensation               --              --           --           --            --
Comprehensive loss:
  Foreign currency translation adjustments                --              --           --           --            --
  Unrealized losses on available for sale
    marketable securities, net                            --              --           --           --            --
Net loss                                                  --              --           --           --            --
                                                -------------  -------------    ----------  ----------  ------------

Total comprehensive loss

Balance as of December 31, 1999                   13,951,582              42       50,002      *)  --        137,997
Exercise of stock options, net                       192,892           *) --           --          --            966
Exercise of warrants, net                             40,000           *) --           --          --            520
Amortization of deferred stock compensation               --              --           --          --             --
Forfeiture of stock options                               --              --           --          --            (63)
Comprehensive loss:
  Foreign currency translation adjustments                --              --           --          --             --
  Unrealized losses on available for sale
    marketable securities, net                            --              --           --          --             --
Net income                                                --              --           --          --             --
                                                -------------  -------------    ----------  ----------  ------------

Total comprehensive loss

Balance as of December 31, 2000                   14,184,474              42       50,002      *)  --        139,420
Exercise of stock options                             93,622               1           --                        288
Amortization of deferred stock compensation               --              --           --          --             --
Comprehensive loss:
  Foreign currency translation adjustments                --              --           --          --             --
  Unrealized losses on available for sale
  marketable securities, net                              --              --           --          --             --
  Realization of losses on available for sale
    marketable securities                                 --              --           --          --             --
Net loss                                                  --              --           --          --             --
                                                -------------  -------------     ---------- ----------  ------------

Total comprehensive loss

Balance as of December 31, 2001                   14,278,096    $         43       50,002     $*)  --     $  139,708
                                                =============   ============     =========  ==========    ===========



                                                                Accumulated
                                                  Deferred        other                              Total            Total
                                                   stock       comprehensive    Accumulated      comprehensive     shareholders'
                                                compensation       loss          deficit             loss             equity
                                                ------------   -------------    -----------      -------------     -------------

Balance as of January 1, 1999                 $       (219)   $         --      $  (16,431)                        $     25,048
Exercise of stock options, net                          --              --              --                                  530
Exercise of warrants, net                               --              --              --                                  427
Issuance of Ordinary shares, net                        --              --              --                               95,384
Amortization of deferred stock compensation             72              --              --                                   72
Comprehensive loss:
  Foreign currency translation adjustments              --            (450)             --       $     (450)               (450)
  Unrealized losses on available for sale
    marketable securities, net                          --            (706)             --             (706)               (706)
Net loss                                                --             --           (1,711)          (1,711)             (1,711)
                                              ------------    ------------    -------------      -----------       -------------

Total comprehensive loss                                                                          $  (2,867)
                                                                                                  ==========

Balance as of December 31, 1999                       (147)         (1,156)        (18,142)                             118,594
Exercise of stock options, net                          --              --              --                                  966
Exercise of warrants, net                               --              --              --                                  520
Amortization of deferred stock compensation             52              --              --                                   52
Forfeiture of stock options                             63              --              --                                   --
Comprehensive loss:
  Foreign currency translation adjustments              --            (465)             --             (465)               (465)
  Unrealized losses on available for sale
    marketable securities, net                          --          (2,330)             --           (2,330)             (2,330)
Net income                                              --              --           2,377            2,377               2,377
                                              ------------    ------------    ------------     ------------        -------------

Total comprehensive loss                                                                          $   (418)
                                                                                                  =========

Balance as of December 31, 2000                        (32)         (3,951)        (15,765)                             119,714
Exercise of stock options                               --              --              --                                  289
Amortization of deferred stock compensation             32              --              --                                   32
Comprehensive loss:
  Foreign currency translation adjustments              --            (225)             --      $      (225)               (225)
  Unrealized losses on available for sale
  marketable securities, net                            --          (4,790)             --           (4,790)             (4,790)
  Realization of losses on available for sale
    marketable securities                               --           7,826              --            7,826               7,826
Net loss                                                --              --         (31,626)         (31,626)            (31,626)
                                              ------------    ------------    -------------   -------------

Total comprehensive loss                                                                          $(28,815)
                                                                                              =============

Balance as of December 31, 2001               $         --    $     (1,140)   $    (47,391)                        $    91,220
                                              ============    =============   =============                        ===========

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


                                                     Year ended December 31,
                                                ---------------------------------
                                                   1999        2000       2001
                                                ----------- ----------  ---------

Cash flows from operating activities:
-------------------------------------

 Net income (loss)                              $ (1,711)   $  2,377    $(31,626)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation and amortization                    3,179       5,187       6,303
  Impairment and realized losses on
    available for sale marketable securities        --          --         7,826
  Write-off of other accounts receivable            --          --         1,035
  Capital loss on abandonment of property
    and equipment                                   --          --           270
  Provision for doubtful accounts                    258         717       5,966
  In-process research and development
    write-off                                      2,802        --          --
  Amortization of deferred stock compensation         72          52          32
  Trading marketable securities, net               1,176        --          --
  Deferred income taxes, net                        --          --          (319)
  Decrease (increase) in trade receivables
    and long-term trade receivables                 (112)    (15,989)      1,202
  Decrease (increase) in other accounts
    receivable, prepaid expenses and inventories    (720)       (856)        344
  Increase (decrease) in trade payables               27       1,566        (832)
  Increase (decrease) in deferred revenues,
    employees and payroll accruals and other
    accounts payable and accrued expenses         (5,970)     (2,905)      3,546
  Increase in accrued non-recurring expenses        --          --         1,162
  Accrued severance pay, net                          23          74         (26)
  Other                                              (19)         (2)        (14)
                                                --------    --------    --------

Net cash used in operating activities               (995)     (9,779)     (5,131)
                                                --------    --------    --------

Cash flows from investing activities:
-------------------------------------

 Payments for acquisitions (a)                   (17,040)       --          --
 Investments in available for sale
   marketable securities                         (41,729)     (3,374)     (1,986)
 Proceeds from (investments in) short-term          --        (3,132)      3,170
   bank deposits
 Proceeds from sales of available for sale
   marketable securities                            --          --        33,801
 Investments in long-term lease deposits            --          (476)       (143)
 Purchase of property and equipment               (5,156)     (5,907)     (2,322)
 Proceeds from sale of property and equipment          7          81        --
 Capitalization of software development costs       --        (1,975)     (5,901)
                                                --------    --------    --------

Net cash provided by (used in) investing         (63,918)    (14,783)     26,619
  activities
                                                --------    --------    --------

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(U.S. dollars in thousands)


                                                       Year ended December 31,
                                                  ---------------------------------
                                                     1999        2000        2001
                                                  ---------- ----------   ---------
Cash flows from financing activities:
-------------------------------------

Proceeds from issuance of Ordinary shares and
  exercise of stock options and warrants, net        93,387      1,486         289

                                                   --------   --------    --------

Net cash provided by financing activities            93,387      1,486         289
                                                   --------   --------    --------

Effect of exchange rate on cash and cash
  equivalents                                          --         (301)         30
                                                   --------   --------    --------

Increase (decrease) in cash and cash equivalents     28,474    (23,377)     21,807
Cash and cash equivalents at the beginning of
  the year                                           13,019     41,493      18,116
                                                   --------   --------    --------

Cash and cash equivalents at the end of the year   $ 41,493   $ 18,116    $ 39,923
                                                   ========   ========    ========


(a)  Payments for acquisitions: (see Note 1b)
     -------------------------

    Estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

    Working capital deficiency, excluding cash and
      cash equivalents                             $ (2,171)
    Property and equipment                            1,001
    Goodwill                                         18,511
    In-process research and development               2,802
    Deferred income taxes                              (149)
                                                   ---------
                                                     19,994

    Less - amount acquired by the issuance of        (2,954)
      Ordinary shares                              ---------

                                                   $ 17,040
                                                   =========

Supplemental disclosure of cash flows activities:
-------------------------------------------------

Cash paid during the year for:
  Interest                                         $     27   $     34    $     31
                                                  ==========   ========    =========
Non-cash transaction:
  Unrealized losses on                             $    706   $  2,330    $      -
    available-for-sale-securities                 =========   ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands, except share data and per share data)


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

               For a description of principal markets and customers, see Note
               14.

          b.   Acquisitions:

               1. In June 1999, the Company acquired through its wholly-owned subsidiary (BV) all the outstanding shares of Biveroni Batchelet Partners AG ("BBP"), a Swiss corporation in the field of electronic payment solutions, for an aggregate purchase price of approximately $ 13,963, of which $ 11,009 was paid in cash and $ 2,954 in stock (105,315 Ordinary shares).

                   The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill which is amortized using the straight-line method over an average of eight and a half years. (see also Note 2u).

                   The Company recorded an expense in the amount of $ 2,802 which represents the estimated value of the software acquired for which technological feasibility has not yet been established and for which no alternative future use exists ("in process research and development write-off").

                   BBP's financial statements are consolidated with those of the Company commencing with the second quarter of 1999.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)

NOTE 1:-  GENERAL (Cont.)

                   The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

                    Working capital deficiency          $    (578)
                    Deferred income taxes                    (149)
                    Property and equipment                    701
                    In process research and
                      development                           2,802
                    Technology                              3,390
                    Goodwill                                7,797
                                                        -----------

                                                         $ 13,963
                                                        ===========

                   See also Note 2(j) - for reallocation of the purchase price during 2000.

               2. On September 30, 1999, the Company acquired through its wholly-owned subsidiary (FCMS, LLC) certain assets and certain liabilities of Sterling Commerce, Inc., a U.S. company engaged in the field of electronic data interchange, for an aggregate purchase price of approximately $ 6,982.

                   The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of net assets acquired has been recorded as goodwill which is being amortized by the straight-line method over an average of 9.2-year period (see also Note 2u).

                   Sterling's financial statements are consolidated with those of the Company since September 30, 1999.

                   The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

                   Working capital deficiency           $   (642)
                   Property and equipment                    300
                   Technology                              1,100
                   Goodwill                                6,224
                                                       ------------

                                                        $  6,982
                                                       ============

                   See also Note 2(j) - for reallocation of the purchase price during 2000.

          c. The following represents the unaudited pro forma results of operations for the year ended December 31, 1999, assuming the 1999 acquisitions occurred on January 1, 1999, excluding the write-off of the acquired in-process research and development.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 1:-  GENERAL (Cont.)

               The pro-forma financial information is not necessarily indicative of the consolidated results that would have been attained had the acquisition taken place at the beginning of 1999, nor is it necessarily indicative of future results.

                                                             Year ended
                                                             December 31,
                                                                1999
                                                            ------------

               Revenues                                      $  37,957
                                                             =========

               Net loss                                      $    (696)
                                                             =========

               Basic and diluted net loss per share          $   (0.05)
                                                             =========

           d.   Restructuring charges - see Note 9a.

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

          b.   Financial statements in U.S. dollars:

               A majority of the revenues of the Company and certain of its subsidiaries is generated in U.S. dollars ("dollar" or "dollars"). In addition, a substantial portion of their costs are incurred in dollars. The Company and these subsidiaries' management believes that the dollar is the primary currency of the economic environment in which the Company and these subsidiaries operates. Thus, the functional and reporting currency of the Company and these subsidiaries is the dollar.

               Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

               The financial statements of a foreign subsidiary whose functional currency is not the dollar, have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss in shareholders' equity.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (cont.)

          c.   Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

          d.   Cash equivalents:

               Cash equivalents include short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less.

          e.   Short-term bank deposits:

               Bank deposits with maturities of more than three months but less than one year, are included in short-term deposits. The short-term deposits are presented at their cost, including accrued interest.

          f.   Marketable securities:

               The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115").

               Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities that have not been classified as "trading securities".

               As of December 31, 2000 and 2001 all marketable securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with the unrealized gains and losses, reported as a separate component of shareholders' equity, accumulated other comprehensive loss. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

               According to the SEC's issued Staff Accounting Bulletin No. 59 ("SAB 59") management is required to evaluate each period whether a securities' decline in value is other than temporary.

               As of December 31, 2001, the Company's management evaluation indicated that the decline in available-for-sale marketable securities was other than temporary. Therefore, the Company realized its losses on available-for-sale marketable securities which are included in the statement of operations as impairment and realization of losses on marketable securities.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          g    Inventories:

               Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. In 2001, the Company recorded a write-offs expenses in a total amount of $ 22, which are included in the statement of operations as hardware costs, as appropriate.

               Cost is determined as follows:

               Finished products - on the basis of direct costs with the addition of allocable indirect costs.

          h.   Long-term trade receivables:

               Long-term receivables from extended payment agreements (See Note
               2m) are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized, using the effective interest method as a component of interest income in the accompanying statements.

          i.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rate:
                                                            %
                                                   --------------------

               Office furniture and equipment            6 - 15
               Computers and software                   20 - 33
               Motor vehicles                              15
               Leasehold improvements            Over the term of the lease

               The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets. In accordance with Statements of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). As of December 31, 2001, no impairment losses has been identified.

          j.   Goodwill and technology:

               Goodwill and technology are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives at the following annual rates:

                                                      %
                                                 -------------

               Goodwill                            10 - 12
               Technology                             20

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               The carrying values of goodwill and technology assets are periodically reviewed by management, based on the expected future undiscounted operating cash flows over the remaining goodwill and technology amortization periods. If this review indicates that goodwill and technology will not be recoverable, the carrying value of the goodwill and technology is reduced to estimated fair value.

               Certain preacquisition contingency reserves were established as of the acquisition dates that are subject to adjustment during the "allocation period" in accordance with Statement of Financial Standard No. 38 "Accounting for Preacquisition Contingencies" ("SFAS No. 38"). The fair value of the net assets acquired from BBP and Sterling have been adjusted to reflect the resolution of these contingencies established relating to certain litigation and liabilities associated with acquired contractual commitments.

               During 2000, the purchase price reallocation resulted in a total reduction to the fair value of Sterling and BBP acquisitions of approximately $ 1,573 and $ 214, respectively, as well as a corresponding increase to goodwill.

          k.   Income taxes:

               The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

          l.   Revenue recognition:

               The Company and its subsidiaries generate revenues from licensing the rights to use their software products directly to end-users and, to the lesser extent, indirectly through sub-license fees from resellers, both of whom are considered end users. The Company and its subsidiaries also generate revenues from sales of professional services, including consulting, implementation, training, maintenance and hardware.

               Revenue from software license agreements are recognized when all criteria outlined in Statement Of Position (SOP) 97-2 "Software Revenue Recognition" (as amended) are met. Therefore, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement, in accordance with the "residual method" prescribed by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions". The Company's VSOE used to allocate the sales price to services and maintenance is based on the price charged when these elements are sold separately. License revenue is recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method any discount in the arrangement is allocated to the delivered element.

               The Company generally does not grant right of return to its customers. The Company generally provides a warranty period for up to six months at no extra charge. No provision is recorded at the time revenues are recognized for estimated warranty costs since according to the Company's experience it is immaterial.

               SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company overcomes the presumption that the software license fees are not fixed or determinable. Thus, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that for certain software arrangements with extended payment terms, the "fixed or determinable" presumption has been overcome and software license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria. The present value of such software license fees recognized in fiscal years 1999, 2000 and 2001 totaled approximately $1,700, $ 5,000 and $
               1,883, respectively.

               When contracts contain hosting services arrangements, the Company applies Emerging Issues Task Force No. 00-03 ("EITF 00-03") "Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware".

               Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Revenue from software licenses that require significant customization, integration and installation are recognized based on SOP 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts", using contract accounting on a percentage of completion method, based on the relationship of actual labor costs incurred to total labor costs estimated to be incurred over the duration of the contract.

               Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2001, no such estimated losses were identified.

               Revenue on arrangements with customers who are not the ultimate users (such as resellers) is not recognized until the product has been delivered to the end user.

               Revenue from maintenance and services is recognized over the life of the maintenance agreement or at the time that services are rendered.

               Revenue from hardware sales is recognized in accordance with Staff Accounting Bulleting No. 101 ("SAB No. 101") as amended, when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

               Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not yet recognized as revenues.

          m.   Severance pay:

               The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees is fully provided for by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

               The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, including immaterial profits.

               Severance expenses for the years ended December 31, 1999, 2000 and 2001, amounted to approximately $ 143, $ 74 and $ 89, respectively.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          n.   Software development costs:

               Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86") requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company and its subsidiaries' product development process, technological feasibility is established upon completion of a detailed program design.

               Costs incurred by the Company and its subsidiaries in certain projects between completion of the detailed program design and the point at which the product is ready for general release have been capitalized.

               Capitalized development costs are not yet amortized as the products are not ready for general release for customers.

          o.   Royalties-bearing grants:

               The Company received royalty-bearing grants from the Israeli Fund for Encouragement of Marketing Activity. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a deduction of selling and marketing expenses.

               Selling and marketing grants amounted to $ 0, $ 180 and $ 0 in 1999, 2000 and 2001, respectively.

          p.   Concentration of credit risks:

               Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits marketable securities, trade receivables and long-term trade receivables. The Company's cash and cash equivalents and short-term bank deposits are invested mainly in deposits with major banks in Israel, Europe and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdiction. Management believes that the financial institutions that hold the Company and its subsidiaries' investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

               The Company marketable securities includes investments in mutual funds of U.S. corporations. As of December 31, 2001, the Company provided for impairment and realized losses on available-for-sale marketable securities totaling $ 7,826.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               The trade receivables and long-term trade receivables of the Company and its subsidiaries include banks and large financial institutions. The Company and its subsidiaries generally do not require collateral; however, in certain circumstances, the Company and its subsidiaries may require letters of credit, other collateral or additional guarantees. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection. The Company and its subsidiaries perform ongoing credit evaluations of its customers (see Note 4).

               The Company has no off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

          q.   Basic and diluted net earnings (loss) per share:

               Basic net earnings (loss) per share is computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted earnings per share is computed based on the weighted average number of Ordinary shares outstanding during each year, plus dilutive potential Ordinary shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128").

               In 1999, 2000 and 2001, outstanding stock options and warrants have been excluded from the calculation of the diluted net earnings net per Ordinary share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings
               (loss) per share was 1,355,421, 543,120 and 398,428, for the years ended December 31, 1999, 2000 and 2001, respectively (see
               Note 12).

          s.   Accounting for stock-based compensation:

               The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's options are less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures, required by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are provided in Note 11d.

               The Company applies SFAS No. 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" with respect to options and warrants issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          s.   Fair value of financial instruments:

               The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

               The carrying amounts of cash and cash equivalents, short-term bank deposits, trade receivable and trade payables approximate their fair value due to the short-term maturity of such instruments.

               The fair value of marketable securities is based on quoted market price (see Note 3).

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

          t.   Reclassification:

               Certain prior years amounts have been reclassified in conformity with current year's financial statement.

          u.   Impact of recently issued accounting standards:

               In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets" ("the Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

               The Company will apply the new rule beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $ 2,500 per year, before the effect of any impairment test as described next. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company can not yet estimate what the effect, if any, of these tests will be on its financial position and results of operations.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Dispensed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopts SFAS No. 144 as of January 1, 2002 and it does not expect that the adoption of the statement will have a significant impact, if any, on the Company's financial position and results of operations.


NOTE 3:-  MARKETABLE SECURITIES

                                                               December 31,
                                                        -----------------------
                                                           2000         2001
                                                        ------------ ----------

          Amortized cost and estimated fair value       $  45,103     $  5,462
          Gross unrealized losses                          (3,036)           -
                                                        ------------ ----------

          Fair value                                    $  42,067     $  5,462
                                                        ============ ==========

          a. All marketable securities are mutual funds issued by an investment bank in the U.S.

          b. As of December 31, 2001 due to the market conditions, and since the Company's management believes that the decline in the fair value is other than temporary, the cost basis of these securities was written down to fair value as a new cost basis. During the fourth quarter of 2001, the Company sold approximately 86% of its investment in marketable securities. As of December 31, 2001 an impairment and realized losses on available-for-sale marketable securities amounting to $ 7,826 was included in earnings.

          c. During 1999, one of the Company's subsidiaries sold trading securities in the amount of $ 1,176. The total realized loss from these securities amounted to $ 19 and was charged to financial expenses. As of December 31, 2000 and 2001 the Company and its subsidiaries do not hold any trading securities.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 4: - TRADE RECEIVABLES

                                                             December 31,
                                                      -------------------------
                                                         2000         2001
                                                      ------------ ------------

          Accounts receivable, net (1)                $  10,094    $   5,571
          Unbilled receivables, net (1)                  14,281       12,622
                                                      ------------ ------------

                                                      $  24,375     $ 18,193
                                                      ============ ============

          (1)  allowance for doubtful accounts

               Management's assessment for uncertainties of outstanding debts collectability resulted in a provision for doubtful accounts expenses in a total amount of $ 258, $ 717 and $ 5,966 for 1999, 2000 and 2001.


NOTE 5:-  LONG-TERM TRADE RECEIVABLES

                                                                December 31,
                                                          ----------------------
                                                             2000         2001
                                                          ----------- ----------

          Maturity dates - long-term trade receivables:
           First year (current maturities)                $  2,603     $  2,256
           Second year                                       1,125        1,516
           Third year                                          971        1,136
           Fourth year                                         713          720
           Fifth year                                          864          268
                                                          ---------- ----------

                                                             6,276        5,896
                                                          ---------- ----------

          Less - Current maturities                          2,603        2,256
                 Allowance for doubtful accounts                 -          961
                  (see also Note 4)                       ---------- ----------

                                                          $  3,673      $ 2,679
                                                          ========== ==========

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 6:-  PROPERTY AND EQUIPMENT, NET
                                                                     December 31,
                                                               ----------------------
                                                                   2000       2001
                                                               ----------- ----------
          Cost:
           Office furniture and equipment                         $ 2,426   $ 2,532
           Computers and software                                  13,401    15,065
           Motor vehicles                                             293       298
           Leasehold improvements                                   1,094     1,228
                                                                  -------   -------

                                                                   17,214    19,123
                                                                  -------   -------

          Accumulated depreciation                                  6,176     9,847
                                                                  -------   -------

          Depreciated cost                                        $11,038   $ 9,276
                                                                  =======   =======

Depreciation expenses for the years ended December 31, 1999, 2000 and 2001, are $ 1,904, $ 2,725 and $ 3,778, respectively


NOTE 7:-  OTHER ASSETS, NET

                                                                     December 31,
                                                               ----------------------
                                                                   2000       2001
                                                               ----------- ----------

          Intangible assets
          -----------------
          Original amounts:
           Goodwill                                               $18,358   $18,061
           Technology                                               4,490     4,490
           Capitalized software development costs                   1,975     7,876
                                                                  -------   -------

                                                                   24,823    30,427
                                                                  -------   -------

          Accumulated amortization                                  3,890     6,354
                                                                  -------   -------

          Amortized cost                                          $20,933   $24,073
                                                                  =======   =======

Amortization expenses amounted to $ 1,275, $ 2,462 and $ 2,525 for the years ended December 31, 1999, 2000 and 2001, respectively


NOTE 8:-  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                     December 31,
                                                               ----------------------
                                                                   2000       2001
                                                               ----------- ----------

          Accrued expenses                                        $   728   $ 1,603
          Deferred income taxes                                        83      --
          Government authorities                                      407     1,176
          Office of the
            Chief Scientist and the Fund for the
            Encouragement of Marketing Activities
            (see also Note 10)                                         72       333
          Others                                                      163        20
                                                                  -------   -------

                                                                  $ 1,453   $ 3,132
                                                                  =======   =======

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 9:-  NON-RECURRING EXPENSES
                                                                Year ended
                                                               December 31,
                                                                   2001
                                                               -------------

               Restructuring costs (a)                           $ 2,573
               Integration costs (b)                                 465
               Write-off of other accounts receivables (c)         1,035
                                                                 -------

                                                                 $ 4,073
                                                                 =======

               In response to declines associated with the current cautious information technology ("IT") spending environment within the financial services industry, during the second quarter of 2001, the Company adopted a restructuring and integration plan ("the Plan").

          a.   Restructuring costs:

               The restructuring was accounted for in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit and Activity (Including Certain Costs Included in a Restructuring) and in accordance with SAB 100 "Restructuring and Impairment Charges".

               The Plan consisted of employee termination benefits associated with the involuntary termination of 89 employees (71 research and development and professional services employees, 13 administrative employees and 5 selling and marketing employees) and sublet portions of their existing office space. As part of the plan, the Company also consolidated aspects of its Dallas operations into its existing Atlanta operations in order to improve efficiency and eliminate duplicate cost structures.

               Through the second quarter of 2001, the Plan and the benefit arrangement were communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated.

               The restructuring Plan was substantially completed by January
               2002.

               The following table summarizes the restructuring accruals status as of December 31, 2001:


                                                                           Balance at
                                                      Original   Utilized  December 31,
                                                       Accrual   in Cash     2001
                                                      ---------- -------- -----------

               Employee termination benefits and
                 related costs                        $    790   $  628    $     162
               Facility closures and related costs       1,513      513        1,000
                                                      ---------  -------   ---------

                                                      $  2,303   $ 1,141   $   1,162
                                                      =========  =======   =========

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 9:-  NON-RECURRING EXPENSES (Cont.)

                                                                   Year ended
                                                                   December 31,
               Restructuring costs:                                   2001
                                                                  -----------

               Employee termination benefits and related costs    $     790
               Facility closures and related costs                    1,513
               Property and equipment abandonment                       270
                                                                  -----------

                                                                  $   2,573
                                                                  ===========

          b.   Integration costs:

               As part of the restructuring and integration plan, the Company recorded $ 465 integration costs mainly for relocating employees and abandonment of property and equipment pursuant to the Plan.

               The Company does not anticipates material additional integration charges in the future. All integration charges have been, and will be, expensed as incurred.

          c.   Write-off of other accounts receivable:

               In 2000 and 2001, the Company incurred expenses on behalf of new ventures in the amount of approximately $ 924 and $ 111, respectively. It was agreed between the investors that such expenses would be reimbursed upon the formation of the new entities, therefore such expenses in 2000 were recorded as other accounts receivable. In April 2001 the Company and the other investor decided not to proceed with the formation of the new entities. Accordingly, the Company wrote-off the related other account receivable.


NOTE 10: -  COMMITMENTS AND CONTINGENT LIABILITIES

          a.   Royalty commitments

               The Company participated in programs sponsored by the Israeli Government for the support of research and development activities. From the date of establishment, the Company had obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade ("the OCS") aggregating $ 1,115 for certain of the Company's software development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-5% of the sales of the products and other related revenues generated from such projects, up to an amount equal to 100% - 150% of the grants received linked to the US dollars. No grants were obtained in 1999, 2000 and 2001.

               Through December 31, 2001, the Company has paid or accrued for OCS royalties liability in a total amount of $ 1,232. Subject to OCS final approval, as of December 31, 2001, the Company paid or accrued for the entire amount.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 10: -  COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

               The Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded the Company grants for participation in expenses for overseas marketing. The Company received an accumulated amount of grants of $ 614 for the years up to and including 2000. The Company is committed to pay royalties at the rate of 3% of the increase in export sales. Subject to final approval, as of December 31, 2001, the Company paid and accrued for the entire amount.

          b.   Litigations:

               On October 22, 1999, an investor filed a class action against the Company in the United States District Court for the District of New Jersey, alleging violation of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making statements at an analysts conference before the opening of the market on October 6, 1999 that did not reveal that later that day the Company would announce an earnings decrease. Plaintiff purports to represent a class action consisting of persons and entities who purchased or acquired Ordinary shares of the Company on October 6, 1999.

               As of December 31, 2001 the case was dismissed without prejudice.

          c.   Lease commitments:

               The Company leases its facilities and vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2014. The minimum lease commitments under non-cancelable operating leases are as follows:

               Year ended December 31,
               -----------------------

               2002                       $  2,146
               2003                          1,984
               2004                          1,921
               2005                          1,440
               2006-2014                     5,852
                                          --------

                                            13,343
               Less - sublease rentals          16
                                          --------

                                          $ 13,327
                                          ==========

               Total facilities lease expenses for the years ended December 31, 1999, 2000 and 2001, were approximately $ 1,056, $ 1,778 and $
               2,150 (net of sublease rentals incurred of $ 4), respectively.

          d.   Guarantees:

               The Company has obtained a bank guarantees (restricted deposit) of $ 54, in connection with the Company's facilities operating lease agreement in Israel.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 11:- SHAREHOLDERS' EQUITY

          a.   General:

               The Ordinary shares of the Company are traded on the NASDAQ National Market.

               On June 1, 1999, the Company acquired BBP, for the consideration stated in Note 1b. As part of the acquisition, the Company issued 105,315 Ordinary shares.

               On April 30, 1999, 2,900,000 Ordinary shares were issued in consideration of approximately $ 92,400, net of expenses in a secondary Public Offering.

          b. The Ordinary shares confer upon the holders the right to receive notice to participate and vote in general meetings of the Company and the right to receive dividends, if declared.

               Deferred shares are non-transferable and entitle their holders to no voting, dividend or other rights except for the right to receive the par value of the shares upon dissolution of the Company.

          c.   Stock options:

               1. Under the Company's 1996, 1997, 1998, 1999 Stock Option Plans (the "Plans"), up to 2,786,248 options may be granted to employees and directors of the Company or its subsidiaries.

                   The 1996 Israeli stock option plan and the 1996 U.S. stock-option plan expired prior to December 31, 2001. Notwithstanding, no option remained outstanding pursuant to the 1996 Israeli stock option plan and 63,426 options remained outstanding pursuant to the 1996 U.S. stock option plan of December 31, 2001.


               2. Pursuant to the Plans, as of December 31, 2001, an aggregate of 975,207 options of the Company are still available for future grant.

               3. Each option granted under the Plans to employees expires not later than five years from the date of the grant. The options vest primarily over four years. Any options that are canceled or forfeited before expiration become available for future grants. Options granted to directors are vested over a one year period from their date of grant. The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 11:- SHAREHOLDERS' EQUITY(Cont.)

          d. A summary of the Company's option activity under the Plans is as follows:


                                                                  Year ended December 31,
                                ---------------------------------------------------------------------------------------------
                                            1999                           2000                            2001
                                -----------------------------  -----------------------------   ------------------------------
                                                  Weighted                       Weighted                        Weighted
                                   Number         average          Number         average         Number          average
                                     of           exercise           of          exercise           of           exercise
                                  options          price          options          price          options          price
                                -------------   -------------   -------------  --------------  --------------  --------------
 Outstanding - beginning
   of the year                     1,065,959     $   8.16          1,355,421       10.84          1,830,893      $ 14.15
 Granted                             528,075     $  16.58            818,100       17.38                  -         -
 Exercised                          (118,546)    $   4.71           (192,892)       4.94            (93,622)     $  2.94
 Forfeited                          (120,067)    $  18.36           (149,736)      12.10           (373,428)     $ 14.54
                                -------------                   -------------                  -------------

 Outstanding at
 December 31                       1,355,421     $  10.84          1,830,893     $ 14.15          1,363,843      $ 14.85
                                ============    =========       =============  =========       ============     =========

 Exercisable options at
   December 31,                      451,805     $   7.93            624,269     $ 11.70            810,987      $ 13.85
                                ============    =========       =============  =========       ============     =========


    The options outstanding as of December 31, 2001, have been separated into ranges of exercise price, as follows:


                                  Options            Weighted                               Options
                                outstanding           average                             exercisable
        Ranges of                  as of             remaining         Weighted              as of              Weighted
         exercise              December 31,         contractual         average           December 31,          average
          price                    2001            life (years)     exercise price           2001            exercise price
 -------------------------   ------------------   ----------------  ----------------   -------------------   ----------------

  $  3.33                           101,831             0.5            $   3.33               101,831           $   3.33
  $  7.33 - $ 10.38                  10,000             1.0            $   7.64                 9,750           $   7.56
  $ 11.50 - $ 17.00                 810,219             2.6            $  13.61               485,823           $  13.34
  $ 19.25 - $ 22.31                 441,793             3.0            $  19.93               213,583           $  20.31
                             --------------       ---------                              ------------
                                  1,363,843             2.6            $  14.85               810,987           $  13.85
                             ==============       =========          ==========          ============        ============


               Pro-forma information regarding net earnings (loss) and net earnings (loss) per share is required by SFAS No. 123 (for grants after December 1994), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Option Valuation Model with the following weighted-average assumptions for each of the two years in the period ended December 31, 2000:
               Volatility of 0.73 for each year; risk-free interest rates of 5.6% and 6.0% and 6.0%, respectively, dividend yields of 0% for each year, and a weighted-average expected life of four years.

               All options granted during 1999 and 2000 were at an exercise price that is equal to the fair value of the stock at the grant date. No options were granted during 2001.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 11:- SHAREHOLDERS' EQUITY(Cont.)

               Pro-forma information under SFAS No. 123 is as follows:


                                                           Year ended December 31,
                                                    ------------------------------------
                                                      1999          2000         2001
                                                    ----------   ----------   ----------

              Net income (loss) as reported         $ (1,711)     $  2,377    $  (31,626)
                                                    =========     =========   ===========

              Pro-forma net loss                    $ (3,580)     $   (980)   $  (34,491)
                                                    =========     =========   ===========

              Pro-forma  basic  and  diluted  net   $  (0.28)     $  (0.07)   $    (2.43)
               loss per share                       =========     =========   ===========

               Compensation expenses recognized by the Company related to its share based employee compensation awards amounted to $ 72, $ 52 and $ 32 for the years ended December 31, 1999, 2000 and 2001, respectively. Such compensation expenses are amortized over the vesting period.

          e.   Dividends:

               In the event that cash dividends are declared in the future, such dividends will be paid in NIS. The Company does not intend to pay cash dividends in the foreseeable future.

               The Company has decided to permanently reinvest its tax exempt income (see Note 13b).

NOTE 12:- NET EARNINGS (LOSS) PER SHARE

          The following table sets forth the computation of historical basic and diluted net earnings (loss) per share:

                                                          Year ended December 31,
                                                      ---------------------------------
                                                        1999       2000        2001
                                                      ---------- ----------  ----------
          Numerator:
           Net income (loss)                          $ (1,711)   $  2,377   $ (31,626)
                                                      =========  =========   ==========
           Numerator for basic net earnings (loss)
           per share - net income (loss) available
             to Ordinary shareholders                 $ (1,711)   $  2,377   $ (31,626)
                                                      =========  =========   ==========

           Numerator for diluted net earnings
             (loss) per share - net income (loss)
             available to Ordinary shareholders
             after assumed exercises                  $ (1,711)  $   2,377   $ (31,626)
                                                      =========  =========   ==========


                                                              Number of shares
                                                      -----------------------------------
          Denominator:
           Denominator for basic net earnings
            (loss) per share - weighted - average     12,854,999  14,096,298   14,218,388
            shares
                                                      ----------  ----------   ----------
           Effect of dilutive securities:
            Employee stock options                    *)      -      674,510    *)     -
            Warrants                                  *)      -        5,807    *)     -
                                                      ----------  ----------  -----------

           Dilutive potential Ordinary Shares         *)      -      680,317    *)     -
                                                      ----------  ----------  -----------

           Denominator for diluted net earnings
          (loss) per share                            12,854,999  14,776,615   14,218,388
                                                      ==========  ==========  ===========


          *)   Antidilutive.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 13: -  INCOME TAXES

          a. Measurement of taxable income under the Israeli Income Tax Law (Inflationary Adjustments), 1985:

               Results for tax purposes are measured in real terms of earnings in NIS after certain adjustments for increases in the Israeli Customer Price Index. As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the CPI and in the NIS/dollar exchange rate causes a difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

          b. Tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959:

               The Company has been granted in November 1995 the status of an "Approved Enterprise", under the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") and the Company has elected the alternative benefits program, waiver of grants in return for tax exemptions. Pursuant thereto, the income of the Company derived from the "Approved Enterprise" program is tax-exempt for two years commencing with the year it first earns taxable income relating to each expansion program, and subject to corporate taxes at the reduced rate of 10% to 25%, for an additional eight years, (subject to an adjustment based upon the foreign investors' ownership of the Company).

               The Company completed its investment according to certain of its first program on November 27, 1997. Income derived from this program was tax exempt for two years commencing in 1998 and will enjoy a reduced tax of 10% to 25% for eight years ending in 2005 (subject to an adjustment based upon the foreign investors' ownership of the Company).

               In 1998, the Company received approval for its first expansion program of its "Approved Enterprise". In 2000, the Company received approval for its second expansion program of its "Approved Enterprise". Income derived from the expansion programs will be tax-exempt for a period of two years and will be subject to a reduced tax rate as mentioned above for an additional period of eight years. The aforementioned benefits are in respect of the taxable income that the Company derives from the expansion programs. The period of benefits for these programs has not yet commenced since no income was derived.

               The period of tax benefits detailed above is subject to limits of 12 years from the year of commencement of production, or 14 years from the date of granting the approval, whichever is earlier.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 13: -  INCOME TAXES (Cont.)

               The tax-exempt profits that will be earned by the Company's "Approved Enterprise" can be distributed to shareholders, without imposing tax liability on the Company only upon the complete liquidation of the Company. As of December 31, 2001, retained earnings included approximately $ 4,597 in tax exempt income earned by the Company's "Approved Enterprise". The Company has decided to permanently reinvest its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the Company's "Approved Enterprise". If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company, they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative tax benefits (currently between 10% to 25% for an "Approved Enterprise").

               The Investment Law also grants entitlement to claim accelerated depreciation on equipment used by the "Approved Enterprise" during five tax years.

               The entitlement to the above benefits is conditional upon the Company fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises". In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest.

               The Company expects that during the period in which these tax losses are utilized, its income would be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

               Income not eligible for "Approval Enterprise" benefits mentioned above is taxed at the regular rate of 36%.

          c. Tax benefits under the Israeli Law for the Encouragement of Industry (Taxation), 1969:

               The Company is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969 and, therefore, it is entitled to certain tax benefits, including accelerated rates of depreciation and deduction of public offering expenses.

          d.   Net operating losses carryforwards:

               As of December 31, 2001, the Company had approximately $ 5,850 of Israeli net operating loss carryforwards. The Israeli loss carryforwards have no expiration date.

               As of December 31, 2001, Fundtech Corporation had a U.S. federal net operating loss carryforward of approximately $ 36,344 which can be carried forward and offset against taxable income for 10-15 years and expire in 2010-2016. Utilization of U.S. net operating losses may be subject to the substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

               As of December 31, 2001 BBP had a Swiss net operating loss carryforwards of approximately $ 490, which can be offset against taxable income for a period of up to 7 years.

                                                                   FUNDTECH LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(U.S. dollars in thousands)


NOTE 13: -  INCOME TAXES (cont.)

          e.   Deferred income taxes:

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

               Significant components of the Company and its subsidiaries assets are as follows.


                                                                   December 31
                                                            ------------------------
                                                               2000          2001
                                                            ------------ -----------
               Deferred tax assets:
                U.S. net operating loss carryforwards       $   6,201    $  14,538
                Israel net operating loss carryforwards           801          585
                Swiss net operating loss carryforwards            331          109
                Other reserve and allowances                    4,915        7,414
                                                            -----------  ----------

               Total deferred tax assets before                12,248       22,646
                 valuation allowance
               Valuation allowance                            (12,248)     (22,537)
                                                            -----------  ----------

               Balance at the end of the year
                 (all foreign)                              $       -    $     109
                                                            ==========   ==========

               Deferred tax liabilities:
                Deferred taxes due to assets acquired
                  and liabilities assumed (all foreign)     $    (210)   $       -
                                                            ===========  ==========

               As of December 31, 2001, the Company and its subsidiaries have provided valuation allowances of approximately $ 10,289 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The Company's deferred tax asset composed of net operating loss carryforwards of BBP is included in other accounts receivable.

          g.   Income (loss) before taxes on income:

                                                 Year ended December 31,
                                          --------------------------------------
                                             1999         2000          2001
                                          -----------  ------------  -----------

               Domestic                   $  4,665     $  6,943     $  (7,577)
               Foreign                      (6,376)      (4,566)      (24,049)
                                          -----------  -----------  -----------
                                          $ (1,711)    $  2,377     $ (31,626)
                                          ===========  ===========  ===========

NOTE 14: -  GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND FINANCIAL INCOME DATA

          The Company and its subsidiaries have evaluated their business activities in accordance with the provisions of Statement of Financial Accounting Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") and determined that its operating segments have similar economic characteristics such as products and services, customers' methods used to distribute products and services, and regulatory environment resulting in their aggregation.

          a.   Summary information about geographic destinations:

               The total revenues are attributed to geographic information, based on the end customers' location (see Note 1 for a brief description of the Company's business).


                                    1999                2000               2001
                            ------------------   -------------------  ------------------
                                        Long-               Long-               Long-
                             Total      lived     Total     lived     Total     lived
                            revenues    assets   revenues   assets    revenues  assets
                            --------   -------   ---------  --------  --------  --------

               Israel            495       538       574       830       205       737
               U.S.           23,257    16,273    26,942    20,942    30,773    24,140
               Australia         239      --       4,062         7      --          10
               Switzerland     4,156    10,902     6,313    10,529     7,381     8,847
               Others          3,544        26     9,389       139     5,798       222
                             -------   -------   -------   -------   -------   -------

                             $31,691   $27,739   $47,280   $32,447   $44,157   $33,956
                             =======   =======   =======   =======   =======   =======

          b.   Major customer data as a percentage of total revenue:

                                                    Year ended December 31,
                                                -------------------------------
                                                  1999        2000       2001
                                                ---------  ---------  ----------

               Customer A                             -           -         18%
                                                ==========  =========  =========

               In 1999 and 2000 no customer exceeded 10% of the Company's consolidated revenue.

          c.  Financial income, net:
               Financial expenses:
                Interest and other               $     64   $      2    $   325
                Foreign currency translation
                  differences, net                      -         33        205
                                                 ---------   --------  --------

                                                       64         35        530
                                                 ---------   --------  --------

               Financial income:
                Interest and other                  3,781       5,577     3,787
                Foreign currency translation
                  differences, net                     39          -         86
                                                 ---------   --------  --------

                                                    3,820       5,577      3,873
                                                 ---------   --------  --------

                                                 $  3,756    $  5,542   $  3,343
                                                 =========   ========  ========

                            - - - - - - - - - - - - -


                                  EXHIBIT INDEX

   EXHIBIT NO.                                                 DESCRIPTION OF EXHIBIT
--------------      ----------------------------------------------------------------------------------------------------------------
    3.1             Amended Memorandum of Association of Registrant*
    3.2             Amended and Restated Articles of Association of  Registrant*
    4.1             Form of Ordinary Share Certificate*
    4.2             Form of Registration Rights*
   10.1             Asset Purchase  Agreement  dated September 30, 1999, by and among FCMS,  LLC.,  Fundtech  Corporation,  Sterling
                    Commerce (Northern America), INC., Sterling Commerce (America) INC. and Sterling Commerce, INC.*****
   10.2             Software  Development,  Licensing and  Maintenance  Agreement,  dated September 26, 1997, by and between Merrill
                    Lynch and Fundtech*+
   10.3             Development and Distribution License Agreement, dated August 15, 1997, by and between Compaq and Fundtech*+
   10.4             Share Purchase  Agreement,  dated June 1, 1999, by and among Fundtech Ltd.,  Biveroni Batschelet Partners AG and the Shareholders listed on Schedule I thereto.******
   10.5             Fundtech Ltd. 1996 Employee Stock Option Plan for the Employees of Fundtech Ltd.*
   10.6             Fundtech Ltd.  1996 Employee  Stock Option Plan for the Employees of Fundtech Ltd. and the Employees of Fundtech
                    Corp.*
   10.7             Fundtech Ltd. 1997 Stock Option Plan for Fundtech Corporation*
   10.8             Fundtech Ltd. December 1997 Israeli Share Option Plan  (English summary)*
   10.9             Fundtech Ltd. 1999 Employee Option Plan****
   10.10            Fundtech Ltd. Directors Option Plan*******
   10.11            Loan Agreement,  dated March 1993,  between  Fundtech and Aura Research & Development  Ltd., as amended (English summary)*
   10.12            Grant Approvals issued by the Chief Scientist to Fundtech (English summary of representative approval)*
   10.13            Grant Approvals issued by theMarketing Fund to Fundtech (English summary)*
   10.14            Asset Purchase Agreement between CheckFree Corporation and Fundtech Ltd., dated as of April 20, 1998**
   10.15            Employment Agreement between Reuven Ben-Menachem and Fundtech Corporation, dated November 25, 1997***
   10.16            Lease Agreement relating to Fundtech's Facility in Ramat Gan, Israel (English summary)***
   10.17            Lease Agreement relating to Fundtech's Facility in Norcross, Georgia***
   10.18            Lease Agreement relating to Fundtech's Facility in Jersey City, New Jersey^
   10.19            Lease Agreement relating to Fundtech's Facility in Carrollton, Texas^
   10.20            Lease Agreement relating to Fundtech's Facility in Burlington, Massachussetts^
      21            Subsidiaries of Registrant(1)
      23            Consent of Kost, Forer & Gabbay(1)
------------

* Previously filed as an exhibit to the Registrant's Registration Statement on Form F-1, as amended, dated March 13, 1998, and incorporated herein by reference.
** Previously filed as an exhibit to the Registrant's Report on Form 6-K, dated April 30, 1998, and incorporated herein by reference.
*** Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated March 30, 1999, and incorporated herein by reference.
**** Previously filed as an annex to the Registrant's Proxy Statement, dated August 23, 1999.
***** Previously filed as an Exhibit to Registrant's Report on Form 8-K, dated October 11, 1999, and incorporated herein by reference.
****** Previously filed as an Exhibit to Registrant's Report on Form 8-K, dated June 1, 1999, and incorporated herein by reference.
******* Previously filed as Exhibit to the Registrant's Registration Statement on Form S-8, as amended (Commission Registration No. 333-9380), and incorporated herein by reference.
+ Certain portions of this agreement have been omitted pursuant to a request for confidential treatment.
^        Previously filed as Exhibit to the Registrant's Form 10-K, dated
         April 2, 2001.
(1)      Filed herewith.